Form 10-Q
period 2004-07-03
FREESCALE SEMICONDUCTOR INC
filed 2004-08-11
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number: 001-32241

FREESCALE SEMICONDUCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-0443182
(State of Incorporation)	(I.R.S. Employer Identification No.)

6501 William Cannon Drive West Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 895-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 31, 2004:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	130,021,341
Class B Common Stock; $.01 Par Value	269,978,659

Part I – Financial Information

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net sales (includes sales to Motorola of $170, $302, $397 and $578, respectively)	$1,115	$1,461	$2,266	$2,857
Costs of sales	826	900	1,679	1,789

Gross margin	289	561	587	1,068

Selling, general and administrative	169	225	279	365
Research and development	259	242	519	492
Reorganization of businesses	(13)	(2)	35	(9)
Separation expenses	—	41	—	50

Operating earnings (loss)	(126)	55	(246)	170

Other income (expense):
Interest expense, net	(25)	—	(60)	(21)
Gains on sales of investments and businesses, net	—	—	—	41
Other	(1)	(1)	(6)	(4)

Total other income (expense)	(26)	(1)	(66)	16

Earnings (loss) before income taxes	(152)	54	(312)	186
Income tax expense	22	11	46	37

Net earnings (loss)	$(174)	$43	$(358)	$149

Pro forma earnings per common share:
Basic		$0.15		$0.54
Diluted		$0.15		$0.54
Pro forma weighted average common shares outstanding:
Basic		278		278
Diluted		278		278

See accompanying notes to condensed consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

(In millions, except per share amounts)

	December 31, 2003	July 3, 2004
		(Unaudited)
ASSETS
Cash and cash equivalents	$87	$713
Accounts receivable, net (includes amounts due from Motorola of $43 and $133, respectively)	327	539
Inventories	693	679
Deferred income taxes	20	50
Other current assets	228	260
Assets held-for-sale	334	56

Total current assets	1,689	2,297

Property, plant and equipment, net	2,357	2,234
Investments	126	38
Other assets	277	260

Total assets	$4,449	$4,829

LIABILITIES AND BUSINESS/STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt (includes amounts payable to Motorola of $0 and $428, respectively)	$27	$438
Accounts payable (includes amounts due to Motorola of $13 and $151, respectively)	344	605
Accrued liabilities	368	327

Total current liabilities	739	1,370

Long-term debt	2	—
Deferred income taxes	48	30
Other liabilities	104	107

Business/Stockholder’s Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $.01 par value; 1,000 shares authorized; 278 shares issued and outstanding in 2004	—	3
Additional paid-in capital	—	3,312
Retained earnings	—	11
Owner’s net investment	3,422	—
Non-owner changes to equity	134	(4)

Total business/stockholder’s equity	3,556	3,322

Total liabilities and business/stockholder’s equity	$4,449	$4,829

See accompanying notes to condensed consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statement of Business/Stockholder’s Equity

(Unaudited)

(In millions)

		Non-Owner Changes to Equity
	Owner’s Net Investment	Fair Value Adjustment to Available-for- Sale Securities	Foreign Currency Translation Adjustments	Class B Common Stock	Additional Paid-in- capital	Retained Earnings	Comprehensive Earnings
Balances at January 1, 2004	$3,422	$—	$134	$—	$—	$—	$—
Net earnings	138	—	—	—	—	11	149
Net transfers to Motorola	(520)	—	—	—	—	—	—
Net unrealized gains on securities (net of tax effect of $0)	—	104	—	—	—	—	104
Net foreign currency translation adjustments (net of tax effect of $0)	—	—	12	—	—	—	12
Contribution	(3,040)	(104)	(150)	3	3,291	—	—
Capital contribution by Motorola	—	—	—	—	21	—	—

Balances at July 3, 2004	$—	$—	$(4)	$3	$3,312	$11	$265

See accompanying notes to condensed consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	June 28, 2003	July 3, 2004
Operating
Net earnings (loss)	$(358)	$149
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	451	377
Separation expenses paid by Motorola	—	21
Charges (reversals) for reorganization of businesses	35	(49)
Gains on sales of investments and businesses, net	—	(41)
Deferred income taxes	24	25
Investment impairments and other	(1)	(12)
Changes in assets and liabilities, net of effects of acquisitions, dispositions and Contribution:
Accounts receivable	36	(216)
Inventories	(22)	15
Other current assets	(58)	(59)
Accounts payable and accrued liabilities	(47)	325
Other assets and liabilities	(4)	6

Net cash provided by operating activities	56	541

Investing
Acquisitions and investments, net	(5)	(41)
Proceeds from sale of investments and businesses	1	100
Capital expenditures	(155)	(230)
Proceeds from sale of property, plant and equipment and assets held for sale	31	21

Net cash used for investing activities	(128)	(150)

Financing
Borrowings from Motorola	—	428
Repayment of short-term borrowings	—	(14)
Repayment of long-term debt	(8)	(7)
Net transfers from (to) Motorola	124	(170)

Net cash provided by financing activities	116	237

Effect of exchange rate changes on cash and cash equivalents	(9)	(2)

Net increase in cash and cash equivalents	35	626
Cash and cash equivalents, beginning of period	44	87

Cash and cash equivalents, end of period	$79	$713

See accompanying notes to condensed consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

(1) Basis of Presentation

Freescale Semiconductor, Inc. (“Freescale Semiconductor”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to the Company (the “Contribution”) and an initial public offering (“IPO”) of Company Class A common stock. The Company completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. The Company is currently a majority owned subsidiary of Motorola with Motorola holding all of the Company’s Class B shares of common stock outstanding. Prior to the IPO, Freescale Semiconductor was a wholly owned subsidiary of Motorola. We refer to the combined predecessor companies and businesses as the “Company”, “we”, “us” or “our” unless the context otherwise requires. Motorola has advised us that it intends to distribute its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) by the end of 2004.

The condensed combined financial statements include amounts prior to the Contribution that have been derived from the consolidated financial statements and accounting records of Motorola, principally representing Motorola’s Semiconductor Products Segment, using the historical results of operations, and historical basis of assets and liabilities of the semiconductor businesses. Management believes the assumptions underlying the condensed combined financial statements are reasonable. However, the condensed combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company before the second quarter of 2004, Motorola’s net investment in the Company, including intercompany debt, is shown as Business equity in lieu of Stockholder’s equity in the condensed combined financial statements prior to the Contribution. During the second quarter of 2004, the Company completed the Contribution from Motorola. As a result, the Company recognized the par value and additional paid-in-capital in connection with the issuance of Class B common stock exchanged for the net assets contributed at that time, and the Company began accumulating retained earnings upon completion of the Contribution. Beginning in the second quarter of 2004, the Company’s consolidated financial statements include all majority owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions between and among the Company and its subsidiaries have been eliminated.

The Company and Motorola have entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. See Note 11 for additional discussion. Transactions between Freescale Semiconductor and Motorola have been identified in the condensed financial statements as transactions between related parties.

The accompanying condensed financial statements as of July 3, 2004 and for the three months and six months ended June 28, 2003 and July 3, 2004 are unaudited, with the December 31, 2003 amounts included herein derived from the audited combined financial statements. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 3, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the combined financial statements and notes thereto as of December 31, 2003 included in our registration statement on Form S-1 (File No. 333-11250). The results of operations for the six months ended July 3, 2004 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Relationship with Motorola

The Company’s net sales to other Motorola businesses included in Net sales were $170 million and $302 million for the three months ended June 28, 2003 and July 3, 2004, respectively, and $397 million and $578 million for the six months ended June 28, 2003 and July 3, 2004, respectively. Accounts receivable from sales to Motorola businesses were $43 million and $133 million as of December 31, 2003 and July 3, 2004, respectively. Accounts payable to Motorola were $13 million and $151 million as of December 31, 2003 and July 3, 2004, respectively. As of July 3, 2004, notes payable to Motorola were $428 million and bore interest at 1.6% annually. These notes were for working capital loans subsequent to the Contribution and asset purchases related to the Contribution. These notes were repaid in full following receipt of the IPO and debt offering proceeds as further discussed in Note 12.

The condensed combined statements of operations prior to the second quarter of 2004 include expense allocations for certain corporate functions historically provided by Motorola, including general corporate expenses, basic research costs, employee benefits and incentives and interest expense. These allocations were made on a specifically identifiable basis or using relative percentages, as compared to Motorola’s other businesses, net sales, payroll, fixed assets, inventory, net assets excluding debt, headcount or other reasonable methods.

After the first quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement as further discussed in Note 11. Additionally, subsequent to the Contribution, Motorola has a continuing obligation to settle certain liabilities on behalf of the Company. These transactions are accounted for as capital contributions, as they are not required to be repaid by the Company. Motorola’s capital contribution for the period after the Contribution totaled $21 million for the period ended July 3, 2004 and was composed of $29 million of separation expenses offset by $8 million of retained assets. Under the terms of the transition services agreement, the Company also receives compensation for services provided to Motorola in certain locations. The Company charged Motorola $6 million during the second quarter of 2004 for these services. These amounts were reported as a reduction to the cost classification to which such expenses were recognized, primarily Selling, general and administrative.

The following table presents the expense allocations reflected in the Company’s condensed statements of operations and expenses incurred under the transition services agreement.

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
General corporate expenses	$32	$—	$67	$36
Basic research	11	—	21	10
Employee benefits and incentives	59	—	118	63
Interest expense	23	—	56	20
Amounts paid under the transition services agreement	—	93	—	93

	$125	$93	$262	$222

The Company and Motorola considered these general corporate expenses, basic research and employee benefits and incentives allocations to be a reasonable reflection of the utilization of services provided. The Company’s interest expense as a stand-alone company may be higher or lower than the amounts reflected in the condensed statements of operations. The Company currently expects that it will no longer be dependent on Motorola for most support services by or near the anticipated date of the Distribution.

In conjunction with the Contribution, the Company has entered into a series of agreements, including a master separation and distribution agreement, a tax sharing agreement, employee matters agreement, transition services agreement, intellectual property license agreement, intellectual property assignment agreement, purchase and supply agreements and other related agreements that are intended to govern the ongoing relationship between the two companies (as further discussed in Note 11).

Motorola primarily uses a worldwide centralized approach to cash management and the financing of its operations with related activity between the Company and Motorola prior to the second quarter of 2004 was reflected as equity transactions in Owner’s net investment in the Company’s condensed balance sheets. Types of intercompany transactions include (1) cash deposits from the semiconductor businesses which were transferred to Motorola’s bank account on a regular basis, (2) cash borrowings from Motorola used to fund operations, capital expenditures or acquisitions, (3) capital contributions for income taxes, and (4) allocations of corporate expenses identified above.

Certain retiree benefits are available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, the Company will assume responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The estimated amount of the retiree medical benefit obligation to be assumed by the Company is $214 million, and Motorola will also transfer $73 million in cash or other assets acceptable to Motorola and the Company as permitted by law without adverse tax consequences.

(3) Other Financial Data

Statements of Operations Information

Selling, General and Administrative

Investment incentives of $1 million and $1 million for the three months ended June 28, 2003 and July 3, 2004, respectively, and $46 million and $2 million for the six months ended June 28, 2003 and July 3, 2004, respectively, have been included as a reduction of Selling, general and administrative in the accompanying statements of operations. The incentives in the first six months of 2003 were primarily related to the development of our wafer fabrication facility in China. The Company recognizes the benefit associated with investment incentives when a legal right to the grant exists and there is reasonable assurance that the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received.

In 2002, as a result of the Company’s decision not to be the sole owner of a wafer fabrication facility in China, the Company recorded an $80 million provision associated with the potential obligation to reimburse the Chinese government for tax exemptions previously received. However, the acquirer of the wafer fabrication facility, Semiconductor Manufacturing International Corporation (SMIC), filed an application in January 2004 with the Chinese government to request that their exemption received from the Chinese government to exclude imported raw materials, construction material and production equipment, for VAT and duty, be expanded to include the Company’s obligations related to these exemptions. In February 2004, the Chinese government accepted this application, and the Company’s liability to reimburse these incentives was reduced by $51 million, of which $54 million has been recognized as a reduction of Selling, general and administrative and $3 million has been recognized as Income tax expense in the Company’s accompanying statements of operations for the six months ended July 3, 2004.

Other Income (Expense)

The following table displays the amounts comprising Interest expense, net, and Other included in Other income (expense) in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Interest Expense, Net:
Interest expense	$(25)	$—	$(60)	$(22)
Interest income	—	—	—	1

	$(25)	$—	$(60)	$(21)

Other:
Investment impairments	$—	$—	$(5)	$(4)
Equity in income (losses) of non-consolidated investments	—	(1)	—	2
Net foreign currency losses	(1)	—	(1)	(2)

	$(1)	$(1)	$(6)	$(4)

Prior to the Contribution, Motorola allocated interest expense to the Company. Following the Contribution, the allocation of interest expense was discontinued as the Company would prospectively secure borrowings from outside sources, including Motorola through the IPO and concurrent debt offering, and would incur interest expense on such borrowings. Subsequent to July 3, 2004, the Company completed the sale of $1.25 billion of senior unsecured debt. (See Note 12).

Pro Forma Earnings Per Share

Prior to the completion of the IPO, the Company had approximately 278 million shares of Class B common stock outstanding as a result of the Contribution. The Company has presented pro forma basic and diluted earnings per share amounts for the three and six months ended July 3, 2004 as if the Contribution had occurred on January 1, 2004. The Company calculated its pro forma earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. There is no difference between basic and diluted earnings per share since there were no outstanding options to purchase shares of the Company’s common stock or other potentially dilutive securities outstanding prior to the IPO. In connection with the IPO, certain employees have been awarded initial stock option grants to purchase Class A common stock of the Company or other equity-based awards.

Balance Sheet Information

Accounts Receivable

Accounts Receivable, net, consist of the following:

	December 31, 2003	July 3, 2004
Accounts receivable	$288	$410
Due from Motorola	43	133

	331	543
Less allowance for doubtful accounts	(4)	(4)

	$327	$539

Inventories

Inventories consist of the following:

	December 31, 2003	July 3, 2004
Finished goods	$198	$193
Work-in-process and production materials	495	486

	$693	$679

Property, Plant, and Equipment

Property, Plant and Equipment, net, consist of the following:

	December 31, 2003	July 3, 2004
Land	$88	$83
Building	2,194	938
Machinery and equipment	6,801	1,309
Assets not yet placed in service	27	90

	9,110	2,420
Less accumulated depreciation	(6,753)	(186)

	$2,357	$2,234

In connection with the Contribution, assets were recorded by the Company using Motorola’s historical cost basis in those assets. With regard to property, plant and equipment, this accounting results in the Company recognizing Motorola’s net book value of such assets as the Company’s initial book value. The calculation did not change the carrying value or depreciable lives of the assets and had no impact on depreciation expense.

Depreciation expense was $218 million and $185 million for the three months ended June 28, 2003 and July 3, 2004, respectively, and $447 million and $372 million for the six months ended June 28, 2003 and July 3, 2004, respectively.

Assets Held for Sale

Assets held for sale were $334 million and $56 million at December 31, 2003 and July 3, 2004, respectively. The assets held for sale at December 31, 2003 include $260 million related to building, machinery and equipment of a wafer fabrication facility in

Tianjin, China that was sold on January 16, 2004 to SMIC. In conjunction with the asset sale, the Company also entered into a cross-patent license agreement. Consideration received for the cross-patent license agreement will be amortized over the five year term of the agreement. The Company transferred assets, entered into a cross-patent license agreement, paid $30 million in cash and received Series D convertible preference shares in SMIC and warrants valued at $321 million, resulting in a net gain of $6 million. The SMIC common stock was not among the net assets contributed to the Company by Motorola. During the six months ended July 3, 2004 the Company also sold a facility in South Queensferry, Scotland, a building in Austin, Texas, a building and property in Mesa, Arizona, and excess manufacturing equipment, all of which, including the Tianjin, China facility, were classified as held for sale as of December 31, 2003. The total net gains from the disposal of assets including assets held for sale were $5 million and $1 million for the three months ended June 28, 2003 and July 3, 2004, respectively, and $13 million and $12 million for the six months ended June 28, 2003 and July 3, 2004, respectively. These net gains are included in Operating earnings in the accompanying statements of operations. At July 3, 2004, assets held for sale primarily consist of the Sendai, Japan facility, the West Creek, Virginia property, a facility in Austin, Texas, and other individually insignificant assets. The Sendai, Japan facility was sold subsequent to July 3, 2004 and is expected to result in a gain of $3 million.

Investments

Investments consist of the following:

	December 31, 2003	July 3, 2004
Available-for-sale equity securities:
Cost basis	$1	$1
Gross unrealized gains	1	—

Fair value	2	1
Other securities, at cost	52	25
Equity method investments	72	12

	$126	$38

The Company recorded investment impairment charges of $5 million and $4 million for the six months ended June 28, 2003 and July 3, 2004, respectively, and there were no such charges during the three months ended June 28, 2003 and July 3, 2004. These impairment charges represent other-than-temporary declines in the value of investments within the Company’s investment portfolio and are included in the Other statement line of Other Income (Expense) in the accompanying statements of operations.

Gains on sales of investments and businesses consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Gains on sales of investments and businesses	$—	$—	$—	$41

On March 11, 2004, all of the Company’s Series D convertible preference shares in SMIC were converted to 1.7 billion shares of common stock in connection with the IPO of SMIC. The Company sold 297 million shares of SMIC common stock in the IPO for $100 million in net proceeds, resulting in a $41 million gain. The 1.4 billion remaining shares of SMIC common stock are subject to restrictions on transfer that are released over an eighteen-month period, ending in September 2005. Warrants held by the Company for SMIC stock expired unexercised at the date of the IPO. The Company’s investment in SMIC common stock was classified as available-for-sale as of April 3, 2004. The SMIC common stock and certain other investments, with carrying values of $464 million, historically part of the semiconductor operations were not among the net assets contributed to the Company by Motorola.

Other Assets

Other assets consist of the following:

	December 31, 2003	July 3, 2004
Goodwill	$220	$221
Intangible assets, net of accumulated amortization of $32 and $2	28	23
Long-term notes receivable	6	—
Other	23	16

	$277	$260

Business Equity Information

Comprehensive Earnings

The net unrealized gains on securities included in Comprehensive earnings are comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Gross unrealized gains on securities	$16	$—	$15	$145
Less: Realized gains	—	—	—	41

Net unrealized gains on securities in Comprehensive earnings	$16	$—	$15	$104

Less: Impact of Contribution	—	—	—	104

Fair value adjustment to available-for-sale securities in equity	$16	$—	$15	$—

(4) Stock Compensation Costs

The Company accounts for employee options to purchase Motorola stock and restricted stock and for employee participation in the Motorola employee stock purchase plan under the intrinsic value method of expense recognition. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. All unvested Motorola stock options held by the Company’s employees on the date of Distribution are expected to be converted into stock options to purchase Class A common stock of the Company. The Company has evaluated the pro forma effects of using the fair-value-based method of accounting and as such, net earnings (loss), basic pro forma earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net earnings (loss):
Net earnings (loss), as reported	$(174)	$43	$(358)	$149
Add: Stock-based employee compensation expense included in reported net earnings (loss)	2	1	3	3
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards	(25)	(14)	(49)	(39)

Pro forma	$(197)	$30	$(404)	$113

Basic and diluted pro forma earnings per common share:
As reported		$0.15		$0.54
Pro forma		$0.11		$0.41

(5) Asset Impairment Charges

For the three months ended June 28, 2003, there were reversals of $12 million that were primarily related to the reversal of asset impairments previously established to cover assets held for sale which were placed back in service and exit cost reversals. For the three months ended July 3, 2004, there was a reversal of $1 million of reserves established in prior periods to cover decommissioning costs which are no longer needed due to lower actual decommissioning costs at closed sites than previously estimated.

For the six months ended June 28, 2003, the Company had net asset impairment charges of $33 million that were primarily related to the impairment of specific facilities located in Arizona and Texas partially offset by the reversals of decommissioning costs which were no longer needed due to the sale of a facility, asset impairments previously established to cover assets held for sale which were placed back in service and exit costs. For the six months ended July 3, 2004, there was a reversal of $7 million of reserves established in prior periods to cover decommissioning costs which are no longer needed due to lower actual decommissioning costs at closed sites than previously estimated.

(6) Goodwill and Other Intangible Assets

Amortized intangible assets, which are included in Other assets, were composed of the following:

	December 31, 2003		July 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$38	$17	$19	$1
Customer lists technology	12	8	4	1
Trade names	10	7	2	—

	$60	$32	$25	$2

In connection with the Contribution, assets were recorded by the Company using Motorola’s historical cost basis in those assets. With regard to intangible assets, this accounting results in the Company recognizing Motorola’s net book value of such assets as the Company’s initial book value. The calculation did not change the carrying value or amortizable lives of the intangible assets and had no impact on amortization expense.

Amortization expense on intangible assets was $2 million and $2 million for the three months ended June 28, 2003 and July 3, 2004, respectively, and $4 million and $5 million for the six months ended June 28, 2003 and July 3, 2004, respectively. Amortization expense is estimated to be $10 million in 2004, $7 million in 2005, $3 million in 2006, $3 million in 2007, $3 million in 2008 and $2 million expected thereafter.

The following table displays a roll-forward of the carrying amount of goodwill from January 1, 2004 to July 3, 2004, by business segment:

Segment	January 1, 2004	Adjustments	July 3, 2004
Transportation and Standard Products	$14	$—	$14
Networking and Computing Systems	182	—	182
Wireless and Mobile Solutions	2	—	2
Other	22	1	23

	$220	$1	$221

The change in goodwill during the six months ended July 3, 2004 resulted from changes in foreign currency exchange rates.

(7) Commitments and Contingencies

In the ordinary course of business, the Company regularly executes contracts that contain indemnifications as it is customary business practice for most business arrangements that are reduced to a contract to contain some level of indemnity between parties. Additionally, the Company executes other contracts considered outside the ordinary course of business which contain indemnifications. One such contract entered into by the Company in the second quarter of 2004 is the Tax Sharing Agreement, as described in Note 11. Other examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of duration, typically not in excess of 24 months, and/or amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At December 31, 2003 and July 3, 2004, the Company had reserves of $5 million and $4 million, respectively, recorded as liabilities in the Company’s condensed balance sheets which have been provided to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at July 3, 2004, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(8) Segment Information

Summarized below are the Company’s segment net sales and operating earnings (loss) for the three and six month periods ended June 28, 2003 and July 3, 2004:

	Three Months Ended		Six Months Ended
	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004
Net Sales:
Transportation and Standard Products	$603	$646	$1,192	$1,284
Networking and Computing Systems	310	398	613	787
Wireless and Mobile Solutions	187	400	434	754
Other	15	17	27	32

Segment totals	$1,115	$1,461	$2,266	$2,857

Operating Earnings (Loss):
Transportation and Standard Products	$52	$60	$75	$101
Networking and Computing Systems	(4)	71	(21)	157
Wireless and Mobile Solutions	(153)	(43)	(292)	(115)
Other	(21)	(33)	(8)	27

Operating earnings (loss)	(126)	55	(246)	170
Total other income (expense)	(26)	(1)	(66)	16

Net earnings (loss) before income taxes	$(152)	$54	$(312)	$186

Other operating earnings (loss) includes $(9) million and $(2) million of reorganization of businesses charges (reversals) for the three months ended June 28, 2003 and July 3, 2004, respectively, and $38 million and $(10) million of reorganization of businesses charges (reversals) for the six months ended June 28, 2003 and July 3, 2004, respectively.

(9) Reorganization of Businesses

In an effort to reduce costs and simplify its product portfolio, the Company implemented a series of plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Six Months Ended July 3, 2004

For the six months ended July 3, 2004, the Company recorded net reversals of $10 million, of which $1 million was included in Cost of sales and $9 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $10 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Manufacturing and administrative consolidations	$—	$(3)	$(7)	$(10)

Manufacturing and Administrative Consolidations

There were no additional charges for the six months ended July 3, 2004. Accruals established prior to 2004 were reversed ($10 million) for reserves to cover decommissioning costs which are no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Reorganization of Businesses Accruals

No additional accruals were taken in the six months ended July 3, 2004.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2004 to July 3, 2004.

		2004 Additional Charges		2004 Adjustments
Employee Separation Costs	Accruals at January 1, 2004	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2004 Amounts Used	Accruals at July 3, 2004
U.S. manufacturing	$4	$—	$—	$—	$—	$(4)	$—
Asia manufacturing	2	—	—	—	—	(2)	—
Europe manufacturing	4	—	—	—	—	(4)	—
General and administrative/Research and development	22	—	—	—	(3)	(17)	2

Total	$32	$—	$—	$—	$(3)	$(27)	$2

Related headcount	200	—	—	—	(60)	(110)	30

At January 1, 2004, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 200 employees, of which 90 were manufacturing employees and 110 were non-manufacturing employees.

During the six months ended July 3, 2004, 110 employees were separated from the Company. The $27 million used in 2004 reflects cash payments to these separated employees. The 2004 adjustments of $3 million represent employee separation costs for approximately 60 employees previously identified for separation who resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The remaining accrual of $2 million, which is included in Accrued liabilities in the accompanying consolidated balance sheet, is expected to be paid to 30 employees to be separated throughout the remainder of 2004.

Six months ended June 28, 2003

For the six months ended June 28, 2003, the Company recorded net charges of $38 million, of which $3 million was included in Cost of sales and $35 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $38 million net charge is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Discontinuation of product lines	$(1)	$—	$—	$(1)
Manufacturing and administrative consolidations	(5)	11	33	39

	$(6)	$11	$33	$38

Discontinuation of Product Lines

The Company reversed $1 million of reserves previously established primarily to cover potential contract cancellation costs which were no longer needed.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline our global organization resulted in additional net charges of $39 million for the six months ended June 28, 2003. Charges consisted primarily of $29 million for company-wide employee separation costs and $48 million for the impairment of a facility in Texas and equipment classified as held-for-sale. These charges were offset by reversals of $38 million consisting of $18 million for previously expected employee separation accruals, $9 million for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of a facility, $6 million for the reversal of asset impairments previously established to cover assets held for sale which were placed back in service as well as $5 million reversal of exit costs.

Reorganization of Businesses Accruals

The following table displays a roll-forward of the accruals established for exit costs from January 1, 2003 to June 28, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Adjustments	2003 Amounts Used	Accruals at June 28, 2003
Discontinuation of product lines	$3	$(1)	$(2)	$—
Asia manufacturing	5	(5)	—	—

Total	$8	$(6)	$(2)	$—

The Company used $2 million of exit cost accruals and reversed $6 million of accruals no longer required primarily due to the retention of a facility previously planned to be closed.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2003 to June 28, 2003.

		2003 Additional Charges		2003 Adjustments
Employee Separation Costs	Accruals at January 1, 2003	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2003 Amounts Used	Accruals at June 28, 2003
U.S. manufacturing	$17	$17	$—	$(1)	$—	$(28)	$5
Asia manufacturing	30	—	—	(12)	—	(18)	—
Europe manufacturing	12	—	—	—	—	(10)	2
General and administrative/Research and development	24	—	12	—	(5)	(21)	10

Total	$83	$17	$12	$(13)	$(5)	$(77)	$17

Related headcount	1,800	400	200	(100)	(100)	(2,000)	200

At January 1, 2003, the Company had an accrual of $83 million for employee separation costs, representing the severance costs for approximately 1,800 employees of which 1,400 were manufacturing employees and 400 were non-manufacturing employees.

During the six months ended June 28, 2003, 2,000 employees were separated from the Company. The $77 million used in 2003 reflects cash payments to these separated employees. The 2003 adjustments of $18 million represent employee separation costs for 200 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The remaining accrual of $17 million, which is included in accrued liabilities, was paid to 200 employees separated throughout the remainder of 2003.

(10) Risk Management

In connection with the Contribution, the Company initiated its own cash management process to provide financing for its operations, including (1) cash deposits, (2) cash disbursements, (3) intercompany borrowings, (4) and borrowings from Motorola and other third parties. The Company has implemented a foreign exchange management process to manage currency risks resulting from transactions in currencies other than the functional currency of its subsidiaries.

As required by the separation agreement, the Company follows the risk management practices of Motorola and uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company intends to use hedge instruments that are effective at reducing the risk associated with the exposure being hedged and these instruments must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on our management’s assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company expects that it may hedge some firmly committed transactions, some forecasted transactions and investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At July 3, 2004, the Company had net outstanding foreign exchange contracts totaling $272 million. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the most significant net foreign exchange hedge positions as of July 3, 2004:

Buy (Sell)	July 3, 2004
British Pound	$93
Japanese Yen	87
Malaysian Ringett	26

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties to fail to meet their obligations.

(11) Contribution of Net Assets to the Company

During the second quarter of 2004, the Company completed the Contribution and recognized the par value and additional paid-in-capital for the issuance of approximately 278 million shares of Class B common stock exchanged for the net assets contributed. The Company and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services, and employee matters. The agreements include the following, among others:

Master Separation and Distribution Agreement

The master separation and distribution agreement describes generally the assets that were contributed to, and the liabilities assumed by, the Company from Motorola. The contributed assets generally include all of the assets of the semiconductor products sector of Motorola, as well as other specifically identified assets. The liabilities assumed generally include all debts, liabilities, commitments and obligations of any nature to the extent arising out of or relating to the semiconductor products sector of Motorola prior to, on or after the contribution date as well as certain other specifically identified liabilities. The Company has agreed to indemnify Motorola for substantially all past, present and future liabilities associated with the semiconductor products sector.

In accordance with the contribution agreements, certain assets included in the historical combined financial statements were not contributed and certain liabilities included in the historical combined financial statements were not assumed. The most significant of the excluded net assets were the investments in the stock of SMIC and Phenitec which approximated $464 million in the aggregate at April 3, 2004.

The master separation and distribution agreement also governs certain rights and obligations of both Motorola and the Company with respect to the Company’s IPO and the proposed Distribution.

Additionally, the master separation and distribution agreement contains covenants that limit the Company’s ability to undertake certain actions without the prior consent of Motorola for as long as Motorola beneficially owns at least 50% of the total voting power of the outstanding capital stock of the Company.

Tax Sharing Agreement

In general, under the tax sharing agreement, for periods prior to the IPO, Motorola will assume United States federal income tax liabilities of the Motorola affiliated group, and Motorola will assume state and non-U.S. income tax liabilities associated with returns that include only Motorola and its subsidiaries. After the IPO, the Company is responsible for any United States federal, state and foreign income tax liabilities for returns filed that include only the Company and its subsidiaries.

The tax sharing agreement contains provisions regarding tax benefits. Under those provisions, in general, the Company is required to pay Motorola for any tax benefit that the Company would receive (based on certain assumptions) as a result of an adjustment to a tax for which Motorola is responsible under the tax sharing agreement or as a result of an adjustment to any of Motorola’s tax attributes. Motorola is required to pay the Company for any tax benefit that Motorola would receive (based on certain assumptions) as a result of an adjustment to a tax for which the Company is responsible under the tax sharing agreement or as a result of an adjustment to any of the Company’s tax attributes. In either case, the company required to make a payment for such tax benefit may be required to do so prior to the time that, and regardless of whether, such tax benefit is actually realized in cash.

The provisions of the tax sharing agreement require the Company to indemnify Motorola against all tax related liabilities incurred by Motorola relating to the Contribution or the Distribution to the extent caused by an acquisition of our assets or stock (other than pursuant to the Contribution), or other actions by us. These liabilities include the substantial tax-related liability (calculated without regard to any net operating loss or other tax attribute of Motorola) that would result if the Contribution or the currently planned Distribution of the common stock of the Company held by Motorola to the Motorola shareholders failed to qualify as a tax-free transaction. This indemnification does not have a specified term and the Company’s liability under this indemnification could be material in the event the Contribution and Distribution failed to qualify as a tax-free transaction.

Purchase and Supply Agreement

The Company and Motorola have entered into a purchase and supply agreement which governs transactions pursuant to which Motorola, on behalf of its cellular subscriber business, will purchase goods and services from the Company through the end of 2006. Specifically, the purchase and supply agreement addresses:

•	Motorola’s purchase commitments covering substantially all of its cellular baseband semiconductor requirements (other than certain cellular baseband products the Company does not design) for cellular handsets designed by Motorola and manufactured by or for Motorola through 2006;

•	Motorola’s agreement to continue to encourage its original design manufacturers to purchase cellular baseband products and other semiconductors from the Company in connection with their production of cellular handsets for Motorola; and

•	order, payment and other terms.

Motorola’s purchase commitment contains certain potential exclusions such as baseband processors by or on behalf of original design manufacturers or contract manufacturers that supply handsets to Motorola and baseband processors for handset product lines acquired by Motorola in the future.

Under this agreement, Motorola will also treat us as a preferred supplier for other semiconductor components required by its cellular subscriber businesses for cellular handset manufacturing. As a preferred supplier under the agreement, we will be given an equal opportunity to bid on all such products, and if our bid is equal to or better than other bids received by Motorola with respect to pricing, timing and features, then we will be awarded a percentage share of Motorola’s requirements that is consistent with a commercially reasonable multi-source strategy. The agreement does not assure us of sales to Motorola in the future comparable to historical levels.

Motorola’s obligations under this agreement are subject to our ability to continue to supply our products on a competitive basis with respect to pricing, timing and features and other customary conditions with respect to capacity, delivery, quality and development. If we fail to meet those conditions, we have an opportunity to cure such failure and restore our supply relationship, subject to commitments Motorola may be required to make with alternate suppliers in the case of a development default.

Transition Services Agreement

The transition services agreement governs the provision by Motorola to the Company of certain support services, on an interim and transitional basis, including accounting, tax, cash management, human resources, information technology, and other general and administrative functions. These services may be provided for up to an eighteen month period beginning April 4, 2004.

Employee Matters Agreement

The parties have entered into an employee matters agreement which allocates responsibility and liability for certain employee-related matters and provides that for a one-year period following the Contribution, while they are employed by the Company, such employees’ terms and conditions of employment (other than United States pension and retiree medical) shall be at least substantially comparable in the aggregate to their terms and conditions of employment in effect immediately prior to the Contribution date. This agreement details actions regarding employee benefit arrangements and employee stock and incentive compensation arrangements.

(12) Subsequent Events

Initial Public Offering

The Company’s registration statement on Form S-1 was declared effective on July 16, 2004 (File No. 333-111250) for the Company’s IPO. Pursuant to the registration statement, the Company offered and sold 121.6 million shares of its Class A common stock at a price of $13.00 per share, for net proceeds of $1.50 billion. On July 23, 2004, the underwriters’ over-allotment option was exercised for 8.4 million shares which generated $105 million in net proceeds. The remaining portion of the underwriters’ over-allotment has lapsed. As a result, the Company has 130 million Class A and 270 million Class B shares of common stock outstanding. All of the Company’s Class B shares of common stock are held by Motorola.

Debt Issuance

On July 21, 2004 the Company issued $1.25 billion of senior unsecured debt securities. The debt securities consist of $400 million floating rate notes, linked to three month LIBOR interest rates due 2009, $350 million 6.875% notes due 2011 and $500 million 7.125% notes due 2014. The debt was issued in a private placement to qualified institutional investors and requires the Company to use its reasonable best efforts to effect an exchange offer to exchange the notes for notes that are registered with the Securities Exchange Commission and that have substantially identical terms as the notes, except that they will generally be freely transferable. If the Company is not able to effect such an exchange, we will use our reasonable best efforts to file and have declared effective a shelf registration statement to permit resales of the notes. The notes have restrictive covenants that limit the Company’s ability to, among other things, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of our assets. The debt will be guaranteed by any wholly-owned domestic subsidiaries that are not insignificant subsidiaries, as defined by the indenture. The Company does not currently have any significant wholly-owned subsidiaries and thus there currently are no guarantees. In connection with this debt issuance, the Company has also entered interest rate swap contracts with various counterparties as a hedge of the fair value of the fixed rate notes. Under the terms of the interest rate swap contracts the Company has converted the fixed interest rate debt to variable interest linked to six-month LIBOR interest rates.

Employee Stock Awards

In connection with the IPO, options to purchase approximately 12.3 million shares of the Company’s Class A common stock and approximately 6.2 million restricted Class A stock units were granted to employees. The restricted stock units vest ratably over a four-year period and are not entitled to dividends or voting rights, if any, until they are vested. At the date of grant, the issuance of the restricted stock units was recorded as deferred compensation measured using the initial offering price of $13 per share. Compensation expense resulting from these restricted stock units will be recognized ratably over the vesting period.

Options granted in connection with the IPO have an exercise price equal to the initial offering price of the stock of $13.00 per share, vest ratably over a period of three years and expire if not exercised by the tenth anniversary of the grant date. Under the provisions of APB Opinion 25, there is no compensation expense resulting from these options as the exercise price was equivalent to the fair market value at the date of grant.

Distributions to Motorola

On July 21, 2004, the Company made a distribution to Motorola of $1,022 million and transferred an additional $428 million to Motorola to repay outstanding borrowings. On July 23, 2004, an additional distribution of $105 million was made to Motorola.

Effects of Subsequent Events

The following summarizes the effect of the IPO, debt issuance and distributions to Motorola on the Company’s financial position as if they had occurred on July 3, 2004:

	July 3, 2004 As Reported	Adjustments	July 3, 2004 Adjusted
	(Unaudited)	(Unaudited)	(Unaudited)
Cash and cash equivalents	$713	$1,275 A	$1,988
Other non current assets	260	32 B	292
All other assets	3,856		3,856

Total assets	$4,829		$6,136

Motorola debt	428	(428) C	—
Long-term debt	—	1,250 D	1,250
Other liabilities	1,079		1,079

Class A common stock	—	1 E	1
Additional paid-in capital	3,312	484 F	3,796
Other equity accounts	10	—	10

Total liabilities and equity	$4,829		$6,136

(A) To report the cash and cash equivalent impact of subsequent events noted above:
IPO gross proceeds	$1,690	million
Estimated direct costs of the IPO	(78)	million
Debt issuance proceeds	1,250	million
Estimated direct costs of debt issuance	(32)	million
Repayment of Motorola debt	(428)	million
Distributions to Motorola	(1,127)	million

Net proceeds	$1,275	million

(B) Estimated direct costs of debt issuance
(C) Repayment of Motorola debt
(D) Debt issuance proceeds
(E) Par value of Class A common stock issued in IPO and underwriter’s over-allotment
(F) To report the additional paid-in capital impact of subsequent events noted above:
IPO gross proceeds	$1,689	million
Estimated direct costs of the IPO	(78)	million
Distributions to Motorola	(1,127)	million

Additional paid-in capital	$484	million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Company’s condensed consolidated and combined financial statements for the three months and six months ended July 3, 2004 and June 28, 2003, as well as the Company’s combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s registration statement on Form S-1(File No. 333-111250) for the year ending December 31, 2003.

Overview

Our Business. Freescale Semiconductor, Inc. is a leading global semiconductor company focused on providing embedded processing and connectivity products to large, high-growth markets. We currently focus on providing products to the automotive, networking and wireless communications industries. Examples of embedded processors include microcontrollers, digital signal processors and communications processors. In addition to our embedded processors, we also offer a portfolio of complementary devices that facilitate connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. These complementary devices include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through the combination of our embedded processors and complementary products, we are further able to offer our customers platform-level products, which incorporate both semiconductors and software. We believe that the ability to offer platform-level products will become increasingly important to long-term success in many markets within the semiconductor industry.

Our Business Groups. We operate our business through our three primary segments: the Transportation and Standard Products Group (TSPG), the Networking and Computing Systems Group (NCSG) and the Wireless and Mobile Solutions Group (WMSG). TSPG provides products for the automotive electronics, industrial and other markets. NCSG supplies products to the wired and wireless infrastructure and computing markets. WMSG provides products for wireless mobile devices. In addition to these three segments, we have an Other business segment that includes all of our other operations, including our Metrowerks software business.

Our Separation from Motorola. We were incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to the Company (the “Contribution”) and an initial public offering (“IPO”) of the Company’s Class A common stock. The Company completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, Freescale Semiconductor was a wholly owned subsidiary of Motorola. Following the completion of the IPO, on July 21, 2004 and partial exercise of the underwriters’ over-allotment on July 23, 2004, (which generated aggregate net proceeds of $1,612 million) Motorola owns all of our outstanding shares of Class B common stock, representing 67.5% of the outstanding shares of our common stock and 91.2% of the total voting power of our common stock. As a result of the IPO and partial over-allotment exercise, we now have a total of 400 million shares of common stock outstanding, including 130 million Class A and 270 million Class B shares. Motorola has advised us that it intends to distribute its remaining ownership interest in us to its common stockholders by the end of 2004. The distribution is expected to take the form of a spin-off in which Motorola distributes all of our common stock that it owns through a special dividend to Motorola common stockholders. We cannot assure you that the distribution will occur by that date or that it will occur at all.

Second Quarter Highlights

Second quarter 2004 net sales increased to $1.46 billion, rising 31% from the second quarter of 2003. The increase in net sales was primarily due to a 33% volume increase, which was driven by increased demand in our wireless and networking businesses. Gross margins rose to 38.4% in the second quarter of 2004 compared to 25.9% in the second quarter of 2003. Significantly higher sales and increased factory utilization rates resulted in this improved gross margin percentage. We generated $43 million in net earnings in the second quarter of 2004 compared with a net loss of $174 million in the second quarter of 2003. Our higher sales level, reduced depreciation expense resulting from actions previously implemented as part of our asset light strategy and factory utilization rates were the key contributors in the shift from a net loss to a net earnings position.

The second quarter 2004 financial results reflect the impact of the Contribution. Because the IPO, concurrent debt offering of senior unsecured debt securities and distributions to Motorola did not occur until after the end of the second quarter of 2004, the financial statements do not reflect the impact of those transactions. The second quarter of 2004 included $41 million of separation expenses related to the Contribution and planned separation from Motorola. The Company will continue to incur separation expenses throughout 2004 and 2005, as we separate our shared infrastructure from Motorola, and these expenses are expected to total approximately $130 million.

Results of Operations	Three Months Ended (Unaudited)
(Dollars in millions, except per share amounts)	July 3, 2004	% of Sales	June 28, 2003	% of Sales
Orders	$1,446	99.0%	$1,040	93.3%

Net sales	$1,461	100.0%	$1,115	100.0%
Costs of sales	900	61.6%	826	74.1%

Gross margin	561	38.4%	289	25.9%

Selling, general and administrative expenses	225	15.4%	169	15.2%
Research and development expenses	242	16.6%	259	23.2%
Reorganization of businesses	(2)	(0.1)%	(13)	(1.2)%
Separation expenses	41	2.8%	—	—%

Operating earnings (loss)	55	3.8%	(126)	(11.3)%

Other income (expense):
Interest expense, net	—	—%	(25)	(2.2)%
Gains on sales of investments and businesses, net	—	—%	—	—%
Other	(1)	(0.1)%	(1)	(0.1)%

Total other income (expense)	(1)	(0.1)%	(26)	(2.3)%

Earnings (loss) before income taxes	54	3.7%	(152)	(13.6)%
Income tax expense	11	0.8%	22	2.0%

Net earnings (loss)	$43	2.9%	$(174)	(15.6)%

Earnings per common share
Proforma (278 million shares outstanding)	$0.15

	Six Months Ended (Unaudited)
	July 3, 2004	% of Sales	June 28, 2003	% of Sales
Orders	$3,013	105.5%	$2,145	94.7%

Net sales	$2,857	100.0%	$2,266	100.0%
Costs of sales	1,789	62.6%	1,679	74.1%

Gross margin	1,068	37.4%	587	25.9%

Selling, general and administrative expenses	365	12.8%	279	12.3%
Research and development expenses	492	17.2%	519	22.9%
Reorganization of businesses	(9)	(0.3)%	35	1.5%
Separation expenses	50	1.8%	—	—%

Operating earnings (loss)	170	5.9%	(246)	(10.9)%

Other income (expense):
Interest expense, net	(21)	(0.7)%	(60)	(2.6)%
Gains on sales of investments and businesses, net	41	1.4%	—	—%
Other	(4)	(0.1)%	(6)	(0.3)%

Total other income (expense)	16	0.6%	(66)	(2.9)%

Earnings (loss) before income taxes	186	6.5%	(312)	(13.8)%
Income tax expense	37	1.3%	46	2.0%

Net earnings (loss)	$149	5.2%	$(358)	(15.8)%

Earnings per common share
Proforma (278 million shares outstanding)	$0.54

Three months ended July 3, 2004 compared to three months ended June 28, 2003

Net Sales

Our net sales were $1.46 billion in the second quarter of 2004, representing an increase of 31% from $1.12 billion in the second quarter of 2003. Our orders were $1.45 billion in the second quarter of 2004, representing an increase of 39% from $1.04 billion in the second quarter of 2003. The increase in net sales was primarily due to a 33% volume increase, which was primarily driven by increased demand in the wireless and networking markets. The order growth was also driven by increased demand in our wireless and networking markets.

Intellectual property revenue represented approximately 1% of net sales in the second quarter of 2004 and approximately 2% of net sales in the second quarter of 2003.

Gross Margin

Our gross margin increased to $561 million, or 38.4% of net sales, in the second quarter of 2004 compared to a gross margin of $289 million, or 25.9% of net sales, in the second quarter of 2003. The increase in gross margin was primarily due to the impact of the increased sales of $346 million from the second quarter of 2003 to the second quarter of 2004, which was partially offset by increased costs of production due to higher volumes. Increased factory utilization rates resulted in improved gross margin percentages. In addition, depreciation expense reductions from prior facility closures and cost reduction actions contributed to cost savings of $33 million in the second quarter of 2004 and $5 million in the second quarter of 2003.

Our utilization rate in the second quarter of 2004 reached 88% compared to 82% in the first quarter of 2004 and 64% in the second quarter of 2003. This improvement in our utilization rate was due to increased manufacturing levels.

Selling, General and Administrative

Our selling, general and administrative expenses were $225 million, or 15.4% of net sales, in the second quarter of 2004, compared to $169 million, or 15.2% of net sales, in the second quarter of 2003. The increase in selling, general and administrative was primarily due to (1) increased employee incentives of $51 million and (2) higher spending for corporate functions previously provided by Motorola and other selling, general and administrative expenses of $20 million. These increases were partially offset by a $21 million savings in expense allocations from Motorola as we began to implement our own corporate functions during the second quarter of 2004. We have not yet completed the staffing of our corporate functions.

Research and Development

Our research and development expenditures, including our ongoing joint development efforts at the wafer fabrication facility in Crolles, France, were $242 million, or 16.6% of net sales, in the second quarter of 2004, compared with $259 million, or 23.2% of net sales, in the second quarter of 2003. The decrease in research and development expenditures was primarily due to the impact of cost reduction activities implemented late in the third quarter of 2003, which contributed $11 million of savings.

Reorganization of Businesses

Reorganization of businesses reflected a recovery of $2 million in the second quarter of 2004 compared with a recovery of $13 million in the second quarter of 2003. The recoveries in reorganization of businesses resulted from the reversal of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities for less cost than originally estimated.

Separation Expenses

Separation expenses were $41 million in the second quarter of 2004 compared to zero for the second quarter of 2003. These incremental, non-recurring costs were directly related to the Contribution including transaction taxes, professional fees, information technology and other services. Motorola funded $29 million in separation expenses for the second quarter of 2004 after the Contribution, which was accounted for as a capital contribution. We expect to incur total separation expenses of approximately $130 million during 2004 and 2005.

Net Interest Expense

Our net interest expense was zero in the second quarter of 2004 compared with $25 million in the second quarter of 2003. In connection with the Contribution, the allocation of interest from Motorola ceased, and we commenced borrowing from Motorola under interest bearing arrangements. Our net interest expense in the second quarter of 2003 included interest expense of $25 million with no interest income. Until the second quarter of 2004 our interest expense represented the amount allocated from Motorola. The prior allocation was based on the relative historical percentage of our net assets included in Motorola’s consolidated financial statements, excluding debt. Our current forecast of net interest expense, excluding any impact of interest rate swaps, is $15 million per quarter for the remainder of 2004. Our net interest expense may be higher or lower than the amounts reflected above.

Gains on Sales of Investments and Businesses

There were no gains on sales of investments and business in the second quarter of 2004 or 2003.

Other

Other expense totaled $1 million in the second quarter of 2004 and 2003, respectively. The second quarter of 2004 Other expense was primarily an equity loss in income of non-consolidated investments. The second quarter of 2003 Other expense was due to foreign exchange losses.

Effective Tax Rate

Our effective tax rate was 20% for the second quarter of 2004, representing an $11 million net tax expense, compared an effective tax rate of (14)% in the second quarter of 2003, representing a $22 million net tax expense, in the second quarter of 2003. Our effective tax rate is less than the statutory rate of 35% primarily due to (1) valuation allowances being recorded against the deferred tax assets in the United States and for certain non-U.S. subsidiaries and (2) the mix of earnings and losses by region and foreign tax rate differentials.

We currently expect the effective tax rate for the fiscal 2004 to be approximately 20%, as compared to (15)% fiscal full year 2003. The change in our projected tax rate is due primarily to the change in the mix of earnings and losses by region and foreign tax rate differentials.

The effective tax rate represents our tax rate on a separate return basis.

Earnings (Loss)

We had earnings before income taxes of $54 million in the second quarter of 2004, compared to a loss of $152 million in the second quarter of 2003. After taxes we had net earnings of $43 million in the second quarter of 2004, compared to a net loss of $174 million in the second quarter of 2003.

The increase in earnings before income taxes in the second quarter of 2004 was primarily due to the $346 million increase in net sales from the second quarter of 2003 and the resulting impact on gross margin, a $33 million decrease in depreciation expense primarily from facility closures, and a $16 million savings from cost reduction actions, partially offset by (1) increased production expenses, (2) a $56 million increase in selling, general and administrative expenses and (3) $41 million of separation expenses.

The pro forma basic earnings per share as reported were $0.15 for the three months ended July 3, 2004. These per share amounts consider 278 million shares, related to the Contribution, outstanding as of January 1, 2004. After the IPO, which was completed on July 21, 2004, we have 400 million shares outstanding. The basic earnings per share for the three months ended July 3, 2004 would have been $0.11 had the effects of the IPO also been reflected as of January 1, 2004.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

Net Sales

Our net sales were $2.86 billion in the first six months of 2004, up 26% from $2.27 billion in the first six months of 2003. Our orders were $3.01 billion in the first six months of 2004, up 40% from $2.15 billion in the first six months of 2003. The increase in net sales was primarily due to a 28% volume increase, principally driven by increased demand in the wireless and networking markets. The order growth was also driven by increased demand in our wireless and networking markets.

Intellectual property revenue represented approximately 2% of net sales in the first six months of 2004 and 2003.

Gross Margin

Our gross margin increased to $1.07 billion, or 37.4% of net sales, in the first six months of 2004 compared to a gross margin of $587 million, or 25.9% of net sales, in the first six months of 2003. The increase in gross margin was primarily due to the impact of the increased sales of $591 million, which was partially offset by increased costs of production due to higher volumes. Increased factory utilization rates resulted in improved gross margin percentages. Our utilization rate in the first six months of 2004 reached 85% compared to 65% in the first six months of 2003 due to increased manufacturing levels. In addition, depreciation expense reductions from prior facility closures and cost reduction actions contributed cost savings of $75 million in the first six months of 2004 and $18 million in the first six months of 2003.

Selling, General and Administrative

Our selling, general and administrative expenses were $365 million, or 12.8% of net sales, in the first six months of 2004, compared to $279 million, or 12.3% of net sales, in the first six months of 2003. The increase in selling, general and administrative expenses was primarily due to (1) increased employee incentives of $64 million and (2) higher spending for corporate functions previously provided by Motorola and other selling, general and administrative expenses of $36 million. These increases were partially offset by a $21 million savings in expense allocations from Motorola as we began to implement our own corporate functions during the second quarter of 2004. We have not yet completed the staffing of our corporate functions.

Also impacting our selling, general and administrative expenses was the completion of grants related to our China wafer fabrication facility which earned $40 million in the first quarter of 2003 and did not recur in 2004. In 2002 we established a provision associated with the potential obligation to reimburse the Chinese government for various exemptions previously received on VAT and duty on imported materials. In the first quarter of 2004 our exemption was extended to Semiconductor Manufacturing International Corporation (SMIC), the acquirer of our China wafer fabrication facility, and $54 million of these potential liabilities were recognized as a reduction to selling, general and administrative expenses.

Research and Development

Our research and development expenditures, including our ongoing joint development efforts at the wafer fabrication facility in Crolles, France, totaled $492 million, or 17.2% of net sales, in the first six months of 2004, compared with $519 million, or 22.9% of net sales, in the first six months of 2003. The decrease was primarily due to the impact of cost reduction activities implemented late in the third quarter of 2003, which contributed $23 million of savings.

Reorganization of Businesses

Reorganization of businesses reflected a recovery of $9 million in the first six months of 2004, compared with a charge of $35 million in the first six months of 2003. The $9 million recovery resulted from the reversal of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities at closed facilities for less cost than originally estimated. The charges in the first six months of 2003 primarily related to the impairment of specific facilities located in Arizona and Texas partially offset by the reversals of exit costs and the decommissioning costs which were no longer needed due to the sale of a facility, as well as asset impairments previously established to cover assets held for sale which were placed back in service.

Separation Expenses

Separation expenses were $50 million in the first six months of 2004 compared to zero in the first six months of 2003. These incremental, non-recurring costs were directly related to the Contribution and planned separation from Motorola including transaction taxes, professional fees, information technology and other services. Motorola funded $29 million in separation expenses for the second quarter of 2004 after the Contribution, which was accounted for as a capital contribution. We expect to incur total separation expenses of approximately $130 million during 2004 and 2005.

Net Interest Expense

Our net interest expense was $21 million in the first six months of 2004 compared with $60 million in the first six months of 2003. In connection with the Contribution, the allocation of interest from Motorola ceased, and we commenced borrowing from Motorola under interest bearing arrangements. Until the second quarter of 2004, our interest expense represented the amount allocated from Motorola. The prior allocation was based on the relative historical percentage of our net assets, included in Motorola’s consolidated financial statements, excluding debt. Our current forecast of net interest expense, excluding any impact of interest rate swaps, is $15 million per quarter for the remainder of 2004. Our net interest expense may be higher or lower than the amounts reflected above.

Gains on Sales of Investments and Businesses

Our gains on sales of investments and businesses totaled $41 million in the first six months of 2004, compared to no net gain or loss in the first six months of 2003. The net gain in the first six months of 2004 was due to the sale of a portion of our investment in SMIC. Under the terms and provisions of the master separation and distribution agreement, which identifies the assets to be contributed and transferred by Motorola to us, the remaining investment in SMIC common shares ($390 million at April 3, 2004) was retained by Motorola.

Other

Other expenses totaled $4 million and $6 million in the first six months of 2004 and 2003, respectively, and were primarily comprised of other than temporary impairment of investments held in private companies accounted for as cost basis investments and foreign exchange losses.

Effective Tax Rate

Our effective tax rate was 20% for the first six months of 2004, representing a $37 million net tax expense, compared to a (15)% effective tax rate in the first six months of 2003, representing a $46 million net tax expense. Our effective tax rate is less than the statutory rate of 35% primarily due to (1) valuation allowances being recorded against the deferred tax assets in the United States and for certain non-U.S. subsidiaries and (2) the mix of earnings and losses by region and foreign tax rate differentials.

We currently expect the effective tax rate for fiscal year 2004 to be approximately 20%, as compared to (15)% for fiscal year 2003. The change in our projected tax rate is due primarily to the change in the mix of earnings and losses by region and foreign tax rate differentials.

The effective tax rate represents our tax rate on a separate return basis.

Earnings (Loss)

We had earnings before income taxes of $186 million in the first six months of 2004, compared to a loss of $312 million in the first six months of 2003. After taxes we had net earnings of $149 million in the first six months of 2004, compared to a net loss of $358 million in the first six months of 2003.

The increase in earnings before income taxes in the first six months of 2004 was primarily due to (1) the $591 million increase in net sales and the corresponding impact on gross margin, (2) a $75 million decrease in depreciation expense primarily from facility closures, and (3) a $41 million savings from cost reduction actions partially offset by increased production expenses, an $86 million increase in selling, general and administrative expenses and $50 million of separation expenses.

The pro forma basic earnings per share as reported were $0.54 for the six months ended July 3, 2004. These per share amounts consider 278 million shares, related to the Contribution, outstanding as of January 1, 2004. After the IPO, which was completed on July 21, 2004, we have 400 million shares outstanding. The basic earnings per share for the six months ended July 3, 2004 would have been $0.37 had the effects of the IPO also been reflected as of January 1, 2004.

Segment Information

Our orders, net sales, and operating results for our major operations for the three and six months ended June 28, 2003 and July 3, 2004 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented over 65% of its sales in 2003. In the second quarter of 2004, TSPG net sales represented 44% of our net sales compared to 54% in the second quarter of 2003. In the first six months of 2004, TSPG net sales represented 45% of our net sales compared to 53% in the first six months of 2003.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Orders	$671	$555	21%	$1,346	$1,129	19%
Segment net sales	646	603	7%	1,284	1,192	8%
Operating earnings	60	52	15%	101	75	35%

Second quarter ended July 3, 2004 compared to second quarter ended June 28, 2003

In the second quarter of 2004, TSPG net sales were $646 million, up 7% from $603 million in the second quarter of 2003. TSPG orders for the second quarter of 2004 were $671 million, up 21% from $555 million in the second quarter of 2003. Net sales grew in all markets, especially in industrial and computer peripherals. The increase in orders was primarily due to higher demand in the automotive, industrial and consumer markets.

TSPG generated operating earnings of $60 million in the second quarter of 2004, compared to operating earnings of $52 million in the second quarter of 2003. The increase was primarily due to increased sales with favorable manufacturing utilization and the corresponding increase in gross margin, partially offset by increased selling, general and administrative expenses.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first six months of 2004, TSPG net sales were $1.3 billion, up 8% from $1.2 billion in the first six months of 2003. TSPG orders for the first six months of 2004 were $1.3 billion, up 19% from $1.1 billion in the first six months of 2003. Net sales grew in all markets, especially in industrial and computer peripherals. The increase in orders was primarily due to higher demand in the automotive, industrial and consumer markets.

TSPG generated operating earnings of $101 million in the first six months of 2004, compared to operating earnings of $75 million in the first six months of 2003. The increase was primarily due to increased sales with favorable manufacturing utilization and the corresponding increase in gross margin, partially offset by increased selling, general and administrative expenses.

Networking and Computing Systems Group

NCSG designs, manufactures and markets embedded processors and related connectivity products for the wired and wireless networking and computing markets. NCSG offers semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. In the second quarter of 2004, NCSG net sales represented 27% of our net sales compared to 28% in the second quarter of 2003. In the first six months of 2004, NCSG net sales represented 28% of our net sales compared to 27% in the first six months of 2003.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Orders	$410	$261	57%	$878	$568	55%
Segment net sales	398	310	28%	787	613	28%
Operating earnings (loss)	71	(4)	* **	157	(21)	* **

***	Percent change not meaningful

Second quarter ended July 3, 2004 compared to second quarter ended June 28, 2003

In the second quarter of 2004, NCSG net sales were $398 million, up 28% from $310 million in the second quarter of 2003. NCSG orders in the second quarter of 2004 were $410 million, up 57% from $261 million in the second quarter of 2003. The increase in net sales was primarily due to higher demand in the wireless infrastructure and networking markets. Orders were strong across all markets.

NCSG generated operating earnings of $71 million in the second quarter of 2004, compared to an operating loss of $4 million in the second quarter of 2003. The increase was primarily due to the increased sales and the corresponding increase in gross margin, which was partially offset by increased selling, general and administrative expenses.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first six months of 2004, NCSG net sales were $787 million, up 28% from $613 million in the first six months of 2003. NCSG orders in the first six months of 2004 were $878 million, up 55% from $568 million in the first six months of 2003. The increase in net sales was primarily due to higher demand in the wireless infrastructure and networking markets, which was partially offset by a decline in sales to the pervasive computing market. NCSG orders were strong across all markets.

NCSG generated operating earnings of $157 million in the first six months of 2004, compared to an operating loss of $21 million in the first six months of 2003. The increase was primarily due to the increased sales and the corresponding increase in gross margin, which was partially offset by increased selling, general and administrative expenses.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smart phones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the second quarter and the first six months of 2004, approximately 76% and 74%, respectively, of sales were to other Motorola businesses on an end customer basis. These percentage sales figures include sales made directly to Motorola and sales made to contract manufacturers that produce products for Motorola. In the second quarter of 2004, WMSG net sales represented 27% of our net sales compared to 17% in the second quarter of 2003. In the first six months of 2004, WMSG net sales represented 26% of our net sales compared to 19% in the first six months of 2003.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Orders	$349	$206	69%	$754	$407	85%
Segment net sales	400	187	114%	754	434	74%
Operating earnings (loss)	(43)	(153)	72%	(115)	(292)	61%

Second quarter ended July 3, 2004 compared to second quarter ended June 28, 2003

In the second quarter of 2004, WMSG net sales were $400 million, up 114% from $187 million in the second quarter of 2003. WMSG orders in the second quarter of 2004 were $349 million, up 69% from $206 million in the second quarter of 2003. The increase in net sales and orders was due to increased demand from customers in the wireless market, particularly from our largest customer, Motorola.

WMSG incurred an operating loss of $43 million in the second quarter of 2004, compared to an operating loss of $153 million in the second quarter of 2003. The decrease in the operating loss was primarily due to increased sales and the corresponding increase in gross margin, which was partially offset by higher selling, general and administrative expenses.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first six months of 2004, WMSG net sales were $754 million, up 74% from $434 million in the first six months of 2003. WMSG orders in the first six months of 2004 were $754 million, up 85% from $407 million in the first six months of 2003. The increase in net sales and orders was due to increased demand from customers in the wireless market, particularly from our largest customer, Motorola.

WMSG incurred an operating loss of $115 million in the first six months of 2004, compared to an operating loss of $292 million in the first six months of 2003. The decrease in the operating loss was primarily due to increased sales and the corresponding increase in gross margin, which was partially offset by higher selling, general and administrative expenses.

Other

Other includes our Metrowerks business, sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. In the second quarters and first six months of 2004 and 2003, Other net sales represented 1% of our combined net sales.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Orders	$16	$18	(11)%	$35	$41	(15)%
Segment net sales	17	15	13%	32	27	19%
Operating earnings (loss)	(33)	(21)	(57)%	27	(8)	***

***	Percent change not meaningful

Second quarter ended July 3, 2004 compared to second quarter ended June 28, 2003

In the second quarter of 2004, Other net sales were $17 million, up 13% from $15 million in the second quarter of 2003. Other orders in the second quarter of 2004 were $16 million, down 11% from $18 million in the second quarter of 2003. The increase in net sales was primarily due to the increase in sales of wafers to other semiconductor companies.

Other operating loss was $33 million in the second quarter of 2004, compared to an operating loss of $21 million in the second quarter of 2003. The increase in operating loss was primarily related to the $41 million of separation expenses in 2004 that did not occur in 2003, offset by recoveries of reorganization of business charges in the second quarter of 2003 that did not recur to the same level in the second quarter of 2004 and lower factory start-up expenses.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first six months of 2004, Other net sales were $32 million, up 19% from $27 million in the first six months of 2003. Other orders in the first six months of 2004 were $35 million, down 15% from $41 million in the first six months of 2003. The increase in net sales was primarily due to the increase in sales of wafers to other semiconductor companies.

Other operating earnings were $27 million in the first six months of 2004, compared to an operating loss of $8 million in the first six months of 2003. The increase in operating earnings was primarily related to reorganization of business charges in the first six months of 2003 of $38 million that did not occur in the first six months of 2004, and a $54 million reversal of liabilities previously accrued for the repayment of investment incentives received related to our wafer fabrication facility in China, which was partially offset by separation expenses of $50 million and increased factory start-up costs.

Reorganization of Businesses Programs

As a result of the downturn in the semiconductor market that began in late 2000, we began implementing a strategy aimed at achieving improvements in future profitability and cash flow performance by:

•	improving manufacturing and operational efficiencies;

•	maximizing the return on research and development; and

•	reducing our ratio of capital expenditures to sales.

This strategy resulted in a series of actions to consolidate and exit certain manufacturing and technology operations. We decided to focus our internal manufacturing capacity on leading-edge and specialty technologies, while replacing internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and assembly and test providers. These reorganization activities resulted in the reduction of our total manufacturing facilities to nine at July 3, 2004, as compared to 22 manufacturing facilities at January 1, 2001. Of the nine manufacturing facilities at July 3, 2004, seven are wafer fabrication facilities and two are assembly and test facilities.

Over the same period, and in response to continual weak market conditions, we reduced our selling, general and administrative and research and development costs which resulted in employee separation costs. We recorded charges for these actions each time we prepared a restructuring plan and obtained approval from our management.

Over time, we anticipate that as a result of the strategic actions identified above, our cost base will become more variable. Specifically, by replacing internal manufacturing capacity through the outsourcing of an increasing percentage of production to foundries and assembly and test providers, we expect to limit future capital expenditures to approximately 10% of sales compared to 30% of sales in 2000 and 23% of sales in 1999, the years prior to initiating these strategic actions. These activities are expected to replace the need to construct new wholly owned wafer fabrication facilities, which can require an investment in excess of $2.0 billion per facility.

We measure the impairment to be recognized from assets to be held and used as the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value of the assets is the quoted market price, if available, or the value of the assets calculated using valuation techniques that we believe are most appropriate under the circumstances, including discounted cash flow analysis. To compute the estimated expected future cash flows on a discounted and undiscounted basis, we group assets at the lowest level for which there are identifiable cash flows. We base our estimates of future cash flows on historical and current financial results and management’s best estimates of future operating trends. The cash flows are discounted using a rate determined by management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities. Cash inflows and outflows are projected until the operations will cease or significant capital re-investment would be required to continue operations, whichever is shorter. In evaluating assets held for use for impairment, we also consider whether the events that triggered the impairment analysis give rise to a change in the estimated useful lives of the associated assets. Asset useful lives are adjusted when appropriate.

We recorded provisions for employee separation costs and exit costs based on estimates prepared each time we prepared a restructuring plan and obtained approval from our management. Employee separation costs consist primarily of severance. Exit costs primarily consist of facility closure costs. At each reporting date, we evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. We reverse accruals to income when it is determined they are no longer required.

The plans are summarized into two categories: discontinuation of product lines and manufacturing and administrative consolidations.

We have further classified our restructuring activities into the following initiatives:

Discontinuation of product lines: Included the usage and adjustments of previously accrued exit costs related to the wafer fabrication facilities in the United States and Europe.

United States manufacturing: Included the closure of three wafer fabrication facilities, one assembly and test facility and the reduction in manufacturing personnel at our remaining United States factories.

Asia manufacturing: Included the closure of one wafer fabrication facility and two assembly and test facilities.

Europe manufacturing: Included the closure of one wafer fabrication facility along with the reduction in manufacturing personnel at our remaining European factories.

General and administrative/Research and development: Several initiatives were taken to reduce our selling, general and administrative and research and development costs in line with our significantly declining sales. These actions included outsourcing of functions, reduction of management layers and the consolidation of design centers.

Six Months Ended July 3, 2004

For the six months ended July 3, 2004, we recorded net reversals of $10 million, of which $1 million was included in Cost of sales and $9 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $10 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Manufacturing and administrative consolidations	$—	$(3)	$(7)	$(10)

Manufacturing and Administrative Consolidations

There were no additional manufacturing and administrative consolidation charges for the six months ended July 3, 2004. Accruals established prior to 2004 were reversed ($10 million) for reserves to cover decommissioning costs which are no longer needed due to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved.

Reorganization of Businesses Accruals

No additional accruals were taken in the six months ended July 3, 2004.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2004 to July 3, 2004.

		2004 Additional Charges		2004 Adjustments		2004 Amounts Used	Accruals at July 3, 2004
Employee Separation Costs	Accruals at January 1, 2004	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$4	$—	$—	$—	$—	$(4)	$—
Asia manufacturing	2	—	—	—	—	(2)	—
Europe manufacturing	4	—	—	—	—	(4)	—
General and administrative/Research and development	22	—	—	—	(3)	(17)	2

Total	$32	$—	$—	$—	$(3)	$(27)	$2

Related headcount	200	—	—	—	(60)	(110)	30

At January 1, 2004, we had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 200 employees, of which 90 were manufacturing employees and 110 were non-manufacturing employees.

During the six months ended July 3, 2004, 110 employees were separated from our Company. The $27 million used in 2004 reflects cash payments made to these separated employees. The 2004 adjustments of $3 million represent employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The remaining accrual of $2 million, which is included in Accrued liabilities in the accompanying balance sheet, is expected to be paid to 30 employees to be separated throughout the remainder of 2004.

Six months ended June 28, 2003

For the six months ended June 28, 2003, we recorded net charges of $38 million, of which $3 million was included in Cost of sales and $35 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $38 million net charge is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Discontinuation of product lines	$(1)	$—	$—	$(1)
Manufacturing and administrative consolidations	(5)	11	33	39

	$(6)	$11	$33	$38

Discontinuation of Product Lines

For the six months ended June 28, 2003, we reversed $1 million of reserves previously established primarily to cover potential contract cancellation costs which are no longer needed.

Manufacturing and Administrative Consolidations

Our actions to consolidate manufacturing operations and to implement strategic initiatives to streamline our global organization resulted in additional net charges of $39 million for the six months ended June 28, 2003. Charges consisted primarily of $29 million for company-wide employee separation costs and $48 million for the impairment of a facility in Texas and equipment classified as held-for-sale. These charges were offset by reversals of $38 million consisting of $18 million for previously expected employee separation accruals, $9 million for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of a facility, $6 million for the reversal of asset impairments previously established to cover assets held for sale which were placed back in service as well as a $5 million reversal of exit costs.

Reorganization of Businesses Accruals

The following table displays a roll-forward of the accruals established for exit costs from January 1, 2003 to June 28, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Adjustments	2003 Amounts Used	Accruals at June 28, 2003
Discontinuation of product lines	$3	$(1)	$(2)	$—
Asia manufacturing	5	(5)	—	—

Total	$8	$(6)	$(2)	$—

For the six months ended June 28, 2003, we used $2 million of exit cost accruals and reversed $6 million of accruals no longer required primarily due to the retention of a facility previously planned to be closed.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2003 to June 28, 2003:

Employee Separation Costs		2003 Additional Charges		2003 Adjustments		2003 Amounts Used	Accruals at June 28, 2003
	Accruals at January 1, 2003	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$17	$—	$(1)	$—	$(28)	$5
Asia manufacturing	30	—	—	(12)	—	(18)	—
Europe manufacturing	12	—	—	—	—	(10)	2
General and administrative/Research and development	24	—	12	—	(5)	(21)	10

Total	$83	$17	$12	$(13)	$(5)	$(77)	$17

Related headcount	1,800	400	200	(100)	(100)	(2,000)	200

At January 1, 2003, we had an accrual of $83 million for employee separation costs, representing the severance costs for approximately 1,800 employees, of which 1,400 were manufacturing employees and 400 were non-manufacturing employees.

During the six months ended June 28, 2003, 2,000 employees were separated from our Company. The $77 million used in 2003 reflects cash payments made to these separated employees. The 2003 adjustments of $18 million represent employee separation costs for 200 employees previously identified for separation who resigned unexpectedly and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The remaining accrual of $17 million, which is included in accrued liabilities, was paid to 200 employees separated throughout the remainder of 2003.

Liquidity and Capital Resources

As highlighted in the Condensed consolidated and combined statements of cash flows, our liquidity and available capital resources are impacted by four key components: (1) current cash and cash equivalents, (2) operating activities, (3) investing activities, and (4) financing activities.

Cash and Cash Equivalents

Motorola primarily uses a worldwide, centralized approach to cash management in which cash accounts are principally swept on a daily basis with the financing of its operations and the related activity between our company and Motorola reflected as business equity transactions in Owner’s Net Investment in our combined balance sheets until the Contribution. After the Contribution, we began managing our own cash balances on a world wide basis. At July 3, 2004, our cash and cash equivalents (which are highly liquid investments with an original maturity of 3 months or less) aggregated $713 million, compared to $87 million at December 31, 2003 and $79 million at June 28, 2003. On July 3, 2004, $221 million of this amount was held in the United States and $492 million was held in other countries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions which do not give rise to a benefit in the United States due to our current inability to recognize the related deferred tax assets.

Operating Activities

In the first six months of 2004, we generated positive cash flow from operations of $541 million, compared to $56 million in the first six months of 2003. The primary contributors to increased cash flow from operations in the first six months of 2004 were: (1) net earnings, adjusted for non-cash items, of $470 million and (2) a net increase of $325 million in accounts payable and accrued liabilities, primarily attributed to the impact of the Contribution and the timing of capital expenditures in the second quarter of 2004.

These positive contributors to operating cash flow were partially offset by a $216 million increase in accounts receivable primarily due to increased sales.

Our net accounts receivable were $539 million at July 3, 2004, compared to $327 million at December 31, 2003 and $386 million at June 28, 2003. Our days sales outstanding were 33.2 days as of July 3, 2004, compared to 24.5 days outstanding as of December 31, 2003 and 31.5 as of June 28, 2003. The increase to net accounts receivable as of July 3, 2004 was due to increased sales, which contributed $141 million, and an increase in days sales outstanding, which contributed $71 million. Our days sales outstanding were impacted by the Contribution. Prior to the Contribution inter-company receivables were remitted based upon Motorola Treasury cash management instruction which may be longer or shorter than our current inter-company terms. As of the Contribution, sales to Motorola are settled on negotiated payment terms. Accounts receivable from sales to Motorola businesses were $133 million and $43 million as of July 3, 2004 and December 31, 2003, respectively. We expect that our days sales outstanding will fluctuate in the future given the timing of sales and collections through a quarter.

Our inventory was $679 million as of July 3, 2004, compared to $693 million at December 31, 2003 and $827 million at June 28, 2003. Our inventory turns (calculated based on the 12-month rolling costs of sales divided by average inventory) were 4.9 as of July 3, 2004, compared to 4.3 as of December 31, 2003 and 4.3 as of June 28, 2003. The decrease in our inventory as of July 3, 2004 as compared to June 28, 2003 is primarily due to the utilization of inventories built in 2002 to facilitate factory consolidations, increased sales and increased emphasis on improved working capital performance as we expand our use of foundries under our asset-light strategy.

Our accounts payable were $605 million as of July 3, 2004, compared to $344 million at December 31, 2003 and $401 million at June 28, 2003. Our accounts payable increased substantially due to the impact of the Contribution. Prior to the Contribution, inter-company allocations were settled on an immediate payment basis. Subsequent to the Contribution, transactions with Motorola are settled on negotiated payment terms which approximate external supplier terms. Accounts payable to Motorola were $151 million and $13 million as of July 3, 2004 and December 31, 2003, respectively.

To improve our operating results, we implemented a substantial reorganization of our businesses beginning in 2000 and continuing through 2003. Cash payments for exit costs and employee severance costs in connection with these plans were $27 million in the first six months of 2004 compared to $77 in the first six months of 2003. The $2 million accrual for reorganization of businesses for employee severance costs as of July 3, 2004 will result in future cash payments, which are expected to be paid in 2004.

Investing Activities

Our net cash used by investing activities was $150 million and $128 million for the first six months of 2004 and 2003, respectively. The most significant components comprising our investing activities are (1) capital expenditures, (2) strategic acquisitions of, or investments in, other companies, and (3) dispositions of investments and businesses.

Our capital expenditures increased to $230 million in the first six months of 2004 from $155 million in the first six months of 2003. Our capital expenditures as a percentage of net sales were 8.1% in the first six months of 2004 and 6.8% in the first six months of 2003. In the first six months of 2004, capital expenditures increased primarily to meet increased customer demand and implement new production technologies. We project that this ratio of capital expenditures as a percentage of net sales will be approximately 10% in future periods.

Cash used for strategic acquisitions and new investment activities was $41 million in the first six months of 2004 and $5 million in the first six months of 2003. In the first six months of 2004, we used $35 million, primarily due to the transfer of $30 million of cash to SMIC in connection with the sale of our wafer fabrication facility in China.

We received cash proceeds from dispositions of investments and businesses of $100 million in the first six months of 2004 and $1 million in the first six months of 2003. The 2004 proceeds were generated from our sale of 297 million shares of SMIC stock. The remaining investment in SMIC stock was retained by Motorola.

Financing Activities

Our net cash generated by financing activities was $237 million in the first six months of 2004 and $116 million in the first six months of 2003. The most significant components of our financing activities are: (1) net cash provided by (or transferred to) Motorola, (2) the repayment of long-term debt securities, and (3) repayment of short-term borrowings.

We have financed our operations principally through Motorola and we participated in Motorola’s worldwide, centralized approach to cash management until the Contribution. Types of activities flowing through the cash management system include (1) cash deposits from our business which are transferred to Motorola’s bank account on a regular basis, (2) cash borrowings from

Motorola used to fund operations, capital expenditures, or acquisitions, (3) charges (benefits) for income taxes, and (4) allocations of corporate expenses. Net cash of $170 million was provided by Motorola in the first six months of 2004, and net cash of $124 million was transferred to Motorola in the first six months of 2003.

The long-term debt (including current maturities) outstanding was $9 million as of July 3, 2004, $15 million as of December 31, 2003, and $82 million as of June 28, 2003. Our long-term debt was principally comprised of debt assumed in connection with the acquisition of Tohoku in 2001.

Our short-term debt primarily includes notes payable to Motorola related to the Contribution. The remaining notes payable are with various banks for working capital requirements. Outstanding short-term debt (excluding current maturities of long-term debt) was $429 million as of July 3, 2004, $14 million as of December 31, 2003, and $49 million as of June 28, 2003. The notes payable to Motorola of $428 million as of July 3, 2004 were paid off using proceeds of the IPO on July 21, 2004.

Future Financing Activities

Concurrently with the consummation of the IPO on July 21, 2004, we issued an aggregate of $1.25 billion in debt, consisting of $400 million of floating rate notes maturing in 2009, $350 million of 6.875% notes maturing in 2011 and $500 million of 7.125% notes maturing in 2014. The notes are unsecured senior obligations and rank equally with all of our existing and future unsecured senior debt and senior to all of our future subordinated debt. In July 2004, the Company received credit ratings from Standard & Poor’s and Moody’s of BB+ and Ba2, respectively, on this debt.

The floating rate notes due in 2009 bear interest at a rate equal to the Applicable Eurodollar Rate which will equal 3-month LIBOR plus 2.75%. Interest on the floating rate notes is payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year commencing October 15, 2004.

The notes due in 2011 bear interest at the rate of 6.875% per annum, and the notes due in 2014 bear interest at the rate of 7.125% per annum. Interest on the 2011 notes and 2014 notes is payable semiannually in arrears on January 15 and July 15 of each year commencing January 15, 2005. The notes have restrictive covenants that limit the Company’s ability to, among others, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of our assets.

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service. Our concurrent IPO and debt issuance generated $2.8 billion in gross proceeds. After combined expenses of approximately $110 million, a distribution to Motorola of $1.1 billion and the working capital loan repayment of $428 million, we retained approximately $2 billion of cash and approximately $1.25 billion of debt outstanding. We believe that this net cash balance of approximately $750 million (total cash and cash equivalents less total debt) plus cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt.

On July 23, 2004, the underwriters’ over-allotment option was exercised for 8.4 million shares which generated $105 million in net proceeds. On July 23, 2004, we made a distribution of $105 million to Motorola.

We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. Our ability to issue additional equity is constrained because our issuance of additional stock may cause the distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under the tax sharing agreement, we would be required to indemnify Motorola against such tax.

Our ability to make payments to fund working capital, capital expenditures, debt service and strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions, and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

We believe we have the necessary financial resources to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months.

Significant Accounting Policies and Critical Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	product sales recognition and valuation;

•	valuation of investments and long-lived assets;

•	restructuring activities;

•	deferred tax asset valuation; and

•	inventory valuation methodology.

If actual results differ significantly from management’s estimates and projections, there could be a material adverse effect on the Company’s financial statements.

Product Sales Recognition and Valuation

We generally market our products to a wide variety of end users and a network of distributors. Our policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is probable, which is generally at the time of shipment. We record reductions to sales for allowances for discounts and price protection, product returns and incentive programs for distributors related to these sales, based on actual historical experience, current market conditions and other relevant factors at the time the related sale is recognized.

The establishment of reserves for sales discounts and price protection allowances are dependent on the estimation of a variety of factors, including industry demand and the forecast of future pricing environments. This process is also highly judgmental in evaluating the above-mentioned factors and requires significant estimates, including forecasted demand, returns and industry pricing assumptions.

In future periods, additional provisions may be necessary due to (1) a deterioration in the semiconductor pricing environment, (2) reductions in anticipated demand for semiconductor products, or (3) lack of market acceptance for new products. If these factors result in a significant adjustment to sales discount and price protection allowances, they could significantly impact our future operating results.

Valuation of Investments and Long-Lived Assets

We assess the impairment of investments and long-lived assets, which include identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could require an impairment review include (1) underperformance relative to expected historical or projected future operating results, (2) changes in the manner of use of the assets or the strategy for our overall business, (3) negative industry or economic trends, (4) declines in stock price of an investment for a sustained period and (5) our market capitalization relative to net book value.

When we determine that the carrying value of intangible assets, goodwill and long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on valuation techniques considered most appropriate under the circumstances, including a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

The net book values of these investments and long-lived assets at December 31, 2003 and July 3, 2004 were as follows (in millions):

	December 31, 2003	July 3, 2004
Property, plant and equipment	$2,357	$2,234
Goodwill	220	221
Investments	126	38
Intangible assets	28	23

Total	$2,731	$2,516

Beginning in late 2000 and continuing through 2003, as a result of our initiatives to consolidate operations, exit businesses and discontinue product lines, impairment reviews were performed. Based upon these reviews, our management determined that various long-lived assets had been impaired. We recorded net fixed asset impairment charges of $443 million in 2001, $1.1 billion in 2002 and $17 million in 2003. The 2003 charges primarily related to a facility in Texas and equipment classified as “held-for-sale.” The 2002 charges primarily related to manufacturing facilities in Arizona, China and Scotland, and the 2001 charges primarily related to manufacturing facilities in Texas, Arizona, Hong Kong and Japan.

For the three months ended June 28, 2003, there were reversals of $12 million, and were primarily related to the reversal of asset impairments previously established to cover assets held for sale which were placed back in service and exit cost reversals. For the three months ended July 3, 2004, there was a reversal of $1 million of reserves established in prior periods to cover decommissioning costs which are no longer needed due to lower actual decommissioning costs at closed sites than previously estimated.

For the six months ended June 28, 2003, net asset impairment charges were $33 million, and were primarily related to the impairment of specific facilities located in Arizona and Texas partially offset by the reversals of decommissioning costs which were no longer needed due to the sale of a facility, asset impairments previously established to cover assets held for sale which were placed back in service and exit costs. For the six months ended July 3, 2004, there was a reversal of $7 million of reserves established in prior periods to cover decommissioning costs which are no longer needed due to lower actual decommissioning costs at closed sites than previously estimated.

We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Restructuring Activities

Beginning in 2000 and through 2003, we announced plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing operations. We initiated these plans in an effort to reduce costs and simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of severance payments to terminated employees. At each reporting date, we evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Deferred Tax Asset Valuation

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If we continue to operate at a loss or are unable to generate sufficient future taxable income in the respective tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate and an adverse impact on operating results.

Historically, our operating results have been included in Motorola’s consolidated United States federal and state income tax returns, as well as in certain foreign jurisdictions. The provision for income taxes in these financial statements has been determined on a separate return basis. Pursuant to SFAS No. 109, we are required to assess our deferred tax asset and the need for a valuation allowance on a separate return basis, and exclude from that assessment the utilization of all or a portion of those losses by Motorola under the separate return method. This assessment requires considerable judgment on the part of management with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. As we have incurred cumulative losses in the United States, and to a lesser extent, certain foreign jurisdictions, over a three-year period commencing in 1998, we have not recognized tax benefits for these operating losses generated during the periods subsequent to 1998, as it is believed we are precluded from considering the impact of future forecasted taxable income pursuant to the provisions of SFAS No. 109 in making our assessment whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. At December 31, 2003, we had valuation allowances of $818 million against deferred tax assets of $894 million. To the extent that Motorola has utilized a portion of our operating losses in their consolidated returns, we were reimbursed for the utilization of those losses through April 3, 2004. Such reimbursement is considered a capital contribution and is reflected as an increase to business equity in the accompanying combined financial statements.

Inventory Valuation Methodology

Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory. In estimating our obsolescence, we utilize our backlog information for the next 13 weeks as well as projecting future demand.

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. We also consider pending cancellation of product lines due to technology changes, long life cycle products, lifetime buys at the end of supplier production runs, business exits and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by our management, additional inventory writedowns may be required.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46),” and in December 2003, issued a revision to FIN 46. FIN 46R is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46R requires “variable interest entities” as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003. We are not the primary beneficiary of any variable interest entities created after February 1, 2003. The final adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Caution Regarding Forward-Looking Statements

Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about: (1) future financial performance by the Company or any of its segments, including sales, orders and profitability, (2) costs of sales and gross margin for the Company or any of its segments, (3) selling, general and administrative expenditures by the Company or any of its segments, (4) research and development expenditures by the Company or any of its segments, (5) other charges that may occur in the future, (6) net interest expense, (7) effective tax rates, (8) future charges, payments, use of accruals and cost savings in connection with reorganization of businesses programs, (9) the Company’s ability and cost to repatriate additional funds, (10) net accounts receivable and days sales outstanding, (11) inventory levels and inventory turns, (12) anticipated employee separation costs, (13) capital expenditures by the Company or any of its segments, (14) the Company’s need and ability to access the capital markets, (15) the impact on the Company from a change in credit ratings, (16) the adequacy of reserves relating to other contingencies, (17) the timely completion of the anticipated Distribution (18) the expenses associated with the Company’s planned separation from Motorola, (19) the outcome of pending litigation, (20) worldwide semiconductor industry sales growth, (21) planned closures of manufacturing facilities, (22) the impact of the Company’s “asset light” business model, (23) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (24) future hedging activity by the Company, (25) the ability of counterparties to financial instruments to perform their obligations, and (26) the impact of recent accounting pronouncements on the Company.

The Company wishes to caution the reader that the factors below and those on pages 12 through 27 of the Company’s registration statement on Form S-1 (File No. 333-111250) could cause the Company’s results to differ materially from those stated in the forward-looking statements. These factors include the following: (1) the loss of one of the Company’s major customers, or any substantial reduction in sales to any of the Company’s major customers; (2) a decline in market demand for the Company’s products, including the market demand for end products that incorporate the Company’s products; (3) the intensely competitive and cyclical nature of the semiconductor industry, and the Company’s ability to compete in products and prices in such an environment; (4) the Company’s reliance on, and the anticipated benefits of, third-party design and/or manufacturing relationships, including the

Company’s strategic relationships to develop technologies and manufacturing processes; (5) a downturn in the communications equipment and transportation industries into which the Company’s products are sold; (6) the Company’s ability to license intellectual property from third parties as well as the Company’s ability to protect the intellectual property that it owns; (7) economic, social and political conditions in the countries in which the Company, its customers or its suppliers operate, including security risks, health conditions, possible disruption in transportation networks and fluctuations in foreign currency exchange rates; (8) the Company’s ability to develop, manufacture and market innovative products in a rapidly changing technological environment, and to establish brand identity; (9) the Company’s ability to complete and successfully integrate future transactions that it may enter into to complement or expand its business; (10) the Company’s ability to comply with environmental, health and safety laws; (11) the Company’s ability to successfully defend against product liability claims; (12) the Company’s ability to recruit and retain key management and personnel; and (13) the other risk factors discussed from time to time by the Company in reports filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, the Company’s transactions are denominated in a variety of currencies. As required by the separation agreement, the Company follows the risk management practices of Motorola and uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on our management’s assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company expects that it may hedge some firmly committed transactions, some forecasted transactions and in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At July 3, 2004 the Company had net outstanding foreign exchange contracts totaling $272 million. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the most significant net foreign exchange hedge positions as of July 3, 2004:

Buy (Sell)	July 3, 2004
British Pound	$93
Japanese Yen	87
Malaysian Ringett	26

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

Subsequent to July 3, 2004, the Company sold debt securities consisting primarily of $400 million with variable interest rates based on LIBOR maturing in 2009 and $850 million with fixed interest rates maturing in 2011 ($350 million) and 2014 ($500 million).

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to variable-rate payments based on LIBOR. The following table displays which interest rate swaps have been entered into subsequent to July 3, 2004:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
July 2004	$350	6.875% notes due 2011
July 2004	500	7.125% notes due 2014

	$850

Except for these interest rate swaps, the Company did not enter into commodity derivatives, currency swaps or options relating to debt instruments at July 3, 2004.

The Company has designated these interest rate swap agreements as hedges for the underlying debt. Interest expense on the debt will be adjusted to include the payments made or received under such hedge agreements.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 3, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1.

Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under our agreements with Motorola, we will indemnify Motorola for liabilities related to our business and have assumed these liabilities. Below is a list of material pending legal proceedings in which we are included:

On March 4, 2003, Motorola filed a complaint asserting five patents against Analog Devices in the United States District Court for the Eastern District of Texas, Beaumont Division, seeking, among other remedies, monetary damages and injunctive relief. Analog Devices answered and counterclaimed by asserting six patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. Freescale Semiconductor has been added to the lawsuit as the assignee of the Motorola patents at issue. The litigation involves both circuit and process semiconductor technology. On March 30, 2004, the court set a trial date of August 16, 2004 on five of the patents, including three of Motorola’s and two of Analog Devices’ patents. The trial date for the remaining patents has not yet been established. On June 29, 2004, Freescale Semiconductor filed an additional patent infringement lawsuit against Analog Devices in the United States District Court for the Eastern District of Texas, Beaumont Division. This new patent suit relates to the currently pending litigation in the same venue by Motorola and Freescale against Analog Devices. The new suit by Freescale Semiconductor involves certain products of Analog Devices that were not allowed to be added to the original Beaumont suit, and preserves Freescale Semiconductor’s damages rights in relationship to three circuit patents. To date, Analog Devices has not answered or counterclaimed.

Two intellectual property litigation matters are now pending between Motorola and STMicroelectronics and STMicroelectronics NV. On July 1, 2003, Motorola filed a complaint asserting infringement of three patents against STMicroelectronics and STMicroelectronics NV in the United States District Court for the Eastern District of Texas, Beaumont Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. STMicroelectronics answered and counterclaimed by asserting infringement of three patents against Motorola, and seeking, among other remedies, unspecified monetary damages and injunctive relief. STMicroelectronics NV has been served and answered without counterclaiming. On July 18, 2003, STMicroelectronics filed a separate patent infringement suit asserting infringement of three other patents against Motorola in a different Texas federal court, the Sherman Division of the Eastern District of Texas, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint, named and served STMicroelectronics NV, and counterclaimed by accusing STMicroelectronics and STMicroelectronics NV of infringing four additional Motorola patents, seeking, among other remedies, unspecified monetary damages and injunctive relief. The litigation involves both circuit and process semiconductor technology. Discovery is proceeding in both cases. The patents asserted by Motorola have been assigned to Freescale Semiconductor and Freescale Semiconductor has been added to both cases. The Beaumont and Sherman cases have tentative trial dates in February 2005 and November 2004, respectively.

One intellectual property litigation matter is now pending between Micron Technology and Motorola. On January 8, 2004, Motorola filed a complaint asserting infringement of 10 patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents have been assigned to Freescale Semiconductor and Freescale Semiconductor has been added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technologies of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas. Discovery is proceeding, but a trial date has not been set.

If we are unsuccessful in resolving any of these proceedings, our operations may be interrupted or we may incur additional costs that could adversely affect our financial condition. However, we do not believe we will be unsuccessful in resolving any of these proceedings.

Other than as described above, we do not believe that there is any litigation pending that should have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flow.

Environmental Matters

Our operations are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. As with other companies engaged in similar industries, environmental compliance obligations and liability risks are inherent in many of our manufacturing and other activities. In the United States certain environmental remediation laws, such as the federal “Superfund” law, can impose the entire cost of site clean-up, regardless of fault, upon any one among a number of statutory categories of parties, including companies that owned, operated or sent wastes to a site. In some jurisdictions, environmental requirements could become more stringent in the future which could affect our ability to obtain or maintain necessary authorizations and approvals or result in increased environmental compliance costs.

Motorola has been identified as a Potentially Responsible Party at the two facilities identified below, and has been engaged in investigations, administrative proceedings, and/or cleanup processes with respect to past chemical releases into the environment at those facilities. Under our agreements with Motorola, we will indemnify Motorola for liabilities related to our business, including the matters described below, and have assumed these liabilities. Our potential future liability at such sites (excluding costs spent to date) may adversely affect our results of operations.

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of trichloroethylene and other organic compounds in the groundwater underlying our 52nd Street facility in Phoenix, Arizona, which is a federal National Priorities List Superfund site. The Superfund site has been divided into operable units. The first operable unit required Motorola to investigate and perform on-site soil and groundwater remediation. The Environmental Protection Agency (EPA) issued a record of decision for the second operable unit in July 1994. That decision led to a consent decree involving Motorola and another potentially responsible party that required Motorola and the third party to design and implement a remediation plan targeted at containing and cleaning up off-site solvent groundwater contamination. The EPA has not issued a final remedy for either the first operable unit or the second operable unit which leaves open the possibility that there could be additional cleanup costs associated with either unit. The EPA has performed some preliminary investigation into the third operable unit, which is an area extending beyond the boundaries of the area delineated in the second operable unit. A number of additional potentially responsible parties, including Motorola, have been identified at the third operable unit. We are actively working with federal and state agencies to perform remedial action consistent with what we believe to be the appropriate level of responsibility. We believe our responsibility for the third operable unit conditions to be negligible. We are also attempting to resolve the extent of our liability with these agencies and other responsible parties for the entire site.

56th Street Facility, Phoenix, AZ. In 1985, the EPA initiated an inquiry concerning our 56th Street facility in Phoenix, Arizona following the discovery of organic compounds in certain local area wells. The Arizona Department of Environmental Quality assumed primary responsibility for this matter. We voluntarily undertook negotiations with the state to remediate the groundwater contamination, and are currently managing the remediation under the Arizona Department of Environmental Quality’s Water Quality Assurance Revolving Fund Program.

Item 2—Changes in Securities and Use of Proceeds.

Initial Public Offering

The Company’s registration statement on Form S-1 was declared effective on July 16, 2004 (File No. 333-111250) for the Company’s IPO. Pursuant to the registration statement, the Company offered and sold 121.6 million shares of its Class A common stock at a price of $13.00 per share, for net proceeds of $1.50 billion. On July 23, 2004, the underwriters’ over-allotment option was exercised for 8.4 million shares which generated $105 million in net proceeds. As a result, the Company has 130 million Class A and 270 million Class B shares of common stock outstanding. All of the Company’s Class B shares of common stock are held by Motorola.

The issuance of Class A common stock through the IPO and underwriter’s exercise of their over-allotment generated $1.7 billion in net proceeds which were used to pay direct costs of the offering ($78 million) and repay debt outstanding to Motorola ($428 million).

Item 3—Defaults Upon Senior Securities.

Not applicable.

Item 4—Submission of Matters to Vote of Security Holders.

On June 18, 2004, Motorola, as the Company’s sole stockholder, approved the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, as well as the Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2004, the Freescale Semiconductor, Inc. Employee Stock Purchase Plan of 2004 and the 2004 Freescale Incentive Plan.

Item 5—Other Information.

Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Michel Mayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michel Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 21, 2004 the Company furnished a current report on Form 8-K containing its earnings release for the quarter ended July 3, 2004, and on July 28, 2004 the Company filed a current report on Form 8-K reporting the completion of the Company’s debt offering and attaching as exhibits the agreements related to such offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: August 11, 2004	By:	/S/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)