Form 10-Q
period 2004-10-02
FREESCALE SEMICONDUCTOR INC
filed 2004-11-09
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32241

FREESCALE SEMICONDUCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-0443182 (I.R.S. Employer Identification No.)

6501 William Cannon Drive West Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 29, 2004:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	130,021,341
Class B Common Stock; $.01 Par Value	269,978,659

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements:
	Condensed Consolidated and Combined Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 27, 2003 and October 2, 2004	3
	Condensed Consolidated and Combined Balance Sheets as of December 31, 2003 and October 2, 2004 (Unaudited)	4
	Condensed Consolidated and Combined Statement of Business/Stockholders’ Equity (Unaudited) for the Nine Months Ended October 2, 2004	5
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) for the Nine Months Ended September 27, 2003 and October 2, 2004	6
	Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	41

Part II Other Information

Item 1	Legal Proceedings	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3	Defaults Upon Senior Securities	43
Item 4	Submission of Matters to a Vote of Security Holders	43
Item 5	Other Information	43
Item 6	Exhibits	43

Part I – Financial Information

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Net sales (includes direct sales to Motorola of $278, $305, $675 and $883, respectively)	$1,225	$1,430	$3,491	$4,287
Cost of sales	854	872	2,533	2,661

Gross margin	371	558	958	1,626

Selling, general and administrative	185	230	464	595
Research and development	244	229	763	721
Reorganization of businesses	18	(1)	53	(10)
Separation expenses	—	19	—	69

Operating earnings (loss)	(76)	81	(322)	251

Other income (expense):
Interest expense, net	(34)	(5)	(94)	(26)
Gains on sales of investments and businesses, net	17	—	17	41
Other	1	(5)	(5)	(9)

Total other income (expense)	(16)	(10)	(82)	6

Earnings (loss) before income taxes	(92)	71	(404)	257
Income tax expense	14	14	60	51

Net earnings (loss)	$(106)	$57	$(464)	$206

Net earnings per common share:
Basic		$0.15		$1.60
Diluted		$0.15		$1.57
Weighted average common shares outstanding:
Basic		384		129
Diluted		390		131

Pro forma earnings per common share:
Basic		$0.15		$0.66
Diluted		$0.15		$0.65
Pro forma weighted average common shares outstanding:
Basic		384		313
Diluted		390		315

See accompanying notes to condensed consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Balance Sheets

(In millions, except per share amounts)

	December 31, 2003	October 2, 2004
		(Unaudited)
ASSETS
Cash and cash equivalents	$87	$2,173
Accounts receivable, net (includes amounts due from Motorola of $43 and $162, respectively)	327	581
Inventories	693	713
Deferred income taxes	20	22
Other current assets	228	214
Assets held-for-sale	334	45

Total current assets	1,689	3,748

Property, plant and equipment, net	2,357	2,193
Investments	126	34
Other assets	277	311

Total assets	$4,449	$6,286

LIABILITIES AND BUSINESS/STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$27	$4
Accounts payable (includes amounts due to Motorola of $13 and $95, respectively)	344	566
Accrued liabilities	368	473

Total current liabilities	739	1,043

Long-term debt	2	1,250
Deferred income taxes	48	12
Other liabilities	104	119

Business/Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 130 shares issued and outstanding in 2004	—	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding in 2004	—	3
Additional paid-in capital	—	3,792
Retained earnings	—	68
Owner’s net investment	3,422	—
Non-owner changes to equity	134	(2)

Total business/stockholders’ equity	3,556	3,862

Total liabilities and business/stockholders’ equity	$4,449	$6,286

See accompanying notes to condensed consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statement of Business/Stockholders’ Equity

(Unaudited)

(In millions)

		Non-Owner Changes to Equity
	Owner’s Net Investment	Fair Value Adjustment to Available-for- Sale Securities	Foreign Currency Translation Adjustments	Class A Common Stock	Class B Common Stock	Additional Paid-in- capital	Retained Earnings	Comprehensive Earnings
Balances at January 1, 2004	$3,422	$—	$134	$—	$—	$—	$—	$—

Net earnings	138	—	—	—	—	—	68	206
Net transfers to Motorola	(520)	—	—	—	—	—	—	—
Net unrealized gains on securities (net of tax effect of $0)	—	104	—	—	—	—	—	104
Net foreign currency translation adjustments (net of tax effect of $0)	—	—	14	—	—	—	—	14
Contribution	(3,040)	(104)	(150)	—	3	3,291	—	—
Capital contribution by Motorola	—	—	—	—	—	11	—	—
Distributions to Motorola	—	—	—	—	—	(1,127)	—	—
IPO proceeds, net of offering costs	—	—	—	1	—	1,611	—	—
Amortization of deferred compensation	—	—	—	—	—	6	—	—

Balances at October 2, 2004	$—	$—	$(2)	$1	$3	$3,792	$68	$324

See accompanying notes to condensed consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	September 27, 2003	October 2, 2004
Operating
Net earnings (loss)	$(464)	$206
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	664	561
Separation expenses paid by Motorola	—	11
Charges (reversals) for reorganization of businesses	46	(50)
Stock-based compensation	—	6
Gains on sales of investments and businesses, net	(17)	(41)
Deferred income taxes	78	34
Investment impairments and other	13	1
Changes in assets and liabilities, net of effects of acquisitions, dispositions and Contribution:
Accounts receivable, net	15	(256)
Inventories	59	(19)
Other current assets	(130)	(17)
Accounts payable and accrued liabilities	(169)	419
Other assets and liabilities	61	(1)

Net cash provided by operating activities	156	854

Investing
Acquisitions and investments, net	(8)	(41)
Proceeds from sale of investments and businesses	27	100
Capital expenditures	(242)	(372)
Proceeds from sale of property, plant and equipment and assets held for sale	86	37

Net cash used for investing activities	(137)	(276)

Financing
Debt issuance proceeds, net of debt issuance costs	—	1,218
IPO proceeds, net of IPO offering costs	—	1,616
Repayment of short-term borrowings	(11)	(20)
Repayment of long-term debt	(76)	(7)
Net transfers from (to) Motorola	98	(170)
Borrowings from Motorola	—	428
Repayments to Motorola	—	(428)
Distributions to Motorola	—	(1,127)

Net cash provided by financing activities	11	1,510

Effect of exchange rate changes on cash and cash equivalents	3	(2)

Net increase in cash and cash equivalents	33	2,086
Cash and cash equivalents, beginning of period	44	87

Cash and cash equivalents, end of period	$77	$2,173

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

The condensed combined financial statements include amounts prior to the Contribution that have been derived from the consolidated financial statements and accounting records of Motorola, principally representing Motorola’s Semiconductor Products Segment, using the historical results of operations, and historical basis of assets and liabilities of the semiconductor businesses. Management believes the assumptions underlying the condensed combined financial statements are reasonable. However, the condensed combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company before the second quarter of 2004, Motorola’s net investment in the Company, including intercompany debt, is shown as Business equity in lieu of Stockholders’ equity in the condensed combined financial statements prior to the Contribution. During the second quarter of 2004, the Company completed the Contribution from Motorola. As a result, the Company recognized the par value and additional paid-in-capital in connection with the issuance of Class B common stock exchanged for the net assets contributed at that time, and the Company began accumulating retained earnings upon completion of the Contribution. Beginning in the second quarter of 2004, the Company’s consolidated financial statements include all majority owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions between and among the Company and its subsidiaries have been eliminated.

The Company and Motorola have entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. See Note 13 for additional discussion. Transactions between Freescale Semiconductor and Motorola have been identified in the condensed financial statements as transactions between related parties.

The accompanying condensed financial statements as of October 2, 2004 and for the three months and nine months ended September 27, 2003 and October 2, 2004 are unaudited, with the December 31, 2003 amounts included herein derived from the audited combined financial statements. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of October 2, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the combined financial statements and notes thereto as of December 31, 2003 included in our registration statement on Form S-1 (File No. 333-111250). The results of operations for the nine months ended October 2, 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Relationship with Motorola

The Company’s direct net sales to other Motorola businesses included in Net sales were $278 million and $305 million for the three months ended September 27, 2003 and October 2, 2004, respectively, and $675 million and $883 million for the nine months ended September 27, 2003 and October 2, 2004, respectively. Accounts receivable from sales to Motorola businesses were $43 million and $162 million as of December 31, 2003 and October 2, 2004, respectively. Accounts payable to Motorola were $13 million and $95 million as of December 31, 2003 and October 2, 2004, respectively.

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

After the first quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement as further discussed in Note 13. Additionally, subsequent to the Contribution, Motorola has a continuing obligation to settle certain liabilities on behalf of the Company. These transactions are accounted for as capital contributions, as they are not required to be repaid by the Company. Motorola’s capital contribution for the period after the Contribution totaled $11 million for the period ended October 2, 2004 and was composed of $29 million of separation expenses offset by $18 million of retained assets and assigned liabilities. Under the terms of the transition services agreement, the Company also receives compensation for services provided to Motorola in certain locations. The Company charged Motorola $7 million and $13 million for these services for the three and nine months ended October 2, 2004, respectively. These amounts were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

The following table presents the expense allocations reflected in the Company’s condensed statements of operations and expenses incurred under the transition services agreement.

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Expense allocations:
General corporate expenses	$17	$—	$84	$36
Basic research	11	—	32	10
Employee benefits and incentives	56	—	174	63
Interest expense	33	—	89	20
Expenses under the transition services agreement:
General corporate expenses	—	48	—	92
Employee benefits and incentives	—	33	—	82

	$117	$81	$379	$303

The Company and Motorola considered these general corporate expenses, basic research and employee benefits and incentives allocations to be a reasonable reflection of the utilization of services provided. The Company’s interest expense as a stand-alone company may be higher or lower than the amounts reflected in the condensed statements of operations. The Company currently expects that it will no longer be dependent on Motorola for most support services by or near the first quarter of 2005.

In conjunction with the Contribution, the Company has entered into a series of agreements, including a master separation and distribution agreement, tax sharing agreement, employee matters agreement, transition services agreement, intellectual property license agreement, intellectual property assignment agreement, purchase and supply agreement and other related agreements that are intended to govern the ongoing relationship between the two companies (as further discussed in Note 13).

Motorola primarily uses a worldwide centralized approach to cash management and the financing of its operations with related activity between the Company and Motorola prior to the second quarter of 2004 reflected as equity transactions in Owner’s net investment in the Company’s condensed balance sheets. Types of intercompany transactions include (1) cash deposits from the semiconductor businesses that were transferred to Motorola’s bank account on a regular basis, (2) cash borrowings from Motorola used to fund operations, capital expenditures or acquisitions, (3) capital contributions for income taxes, and (4) allocations of corporate expenses identified above.

Certain retiree benefits are available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, the Company will assume responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The estimated amount of the retiree medical benefit obligation to be assumed by the Company is $214 million, and Motorola will also transfer approximately $73 million in cash or other assets acceptable to Motorola and the Company without adverse tax consequences as permitted by law.

(3) Other Financial Data

Statements of Operations Information

Selling, General and Administrative

Investment incentives of $0 million and $2 million for the three months ended September 27, 2003 and October 2, 2004, respectively, and $46 million and $4 million for the nine months ended September 27, 2003 and October 2, 2004, respectively, have been included as a reduction of Selling, general and administrative in the accompanying statements of operations. The incentives in the first nine months of 2003 were primarily related to the development of our wafer fabrication facility in China. The Company recognizes the benefit associated with investment incentives when a legal right to the grant exists and there is reasonable assurance that the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received.

In 2002, as a result of the Company’s decision not to be the sole owner of a wafer fabrication facility in China, the Company recorded an $80 million provision associated with the potential obligation to reimburse the Chinese government for tax exemptions previously received. However, the acquirer of the wafer fabrication facility, Semiconductor Manufacturing International Corporation (SMIC), filed an application in January 2004 with the Chinese government to request that their exemption provided by the Chinese government to exclude imported raw materials, construction material and production equipment for VAT and duty be expanded to include the Company’s obligations related to these exemptions. In February 2004, the Chinese government accepted this application, and the Company’s liability to reimburse these incentives was reduced by $51 million, of which $54 million has been recognized as a reduction of Selling, general and administrative and $3 million has been recognized as Income tax expense in the Company’s accompanying statements of operations for the nine months ended October 2, 2004.

Other Income (Expense)

The following table displays the amounts comprising Interest expense, net, and Other included in Other income (expense) in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Interest Expense, Net:
Interest expense	$(35)	$(13)	$(95)	$(35)
Interest income	1	8	1	9

	$(34)	$(5)	$(94)	$(26)

Other:
Investment impairments	$—	$(1)	$(5)	$(5)
Equity in (losses) of non-consolidated investments	—	(3)	—	(1)
Net foreign currency income (losses)	1	(1)	—	(3)

	$1	$(5)	$(5)	$(9)

Prior to the Contribution, Motorola allocated interest expense to the Company. Following the Contribution, the allocation of interest expense was discontinued as the Company secured borrowings from outside sources, including Motorola, until the IPO and concurrent debt offering, and incurred interest expense on such borrowings. On July 21, 2004, the Company completed the sale of $1.25 billion of senior unsecured debt. See Note 5 for additional discussion.

Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended October 2, 2004	Nine Months Ended October 2, 2004
Weighted average common shares outstanding	384	129
Dilutive effect of stock options/restricted stock units	6	2

Diluted weighted average common shares outstanding	390	131

As a result of the IPO and partial over-allotment exercise, the Company now has a total of 400 million shares of common stock outstanding, including 130 million Class A and 270 million Class B shares. The Class A and Class B shares generally have identical rights except that the holders of Class B common stock have superior voting rights.

The outstanding employee options to purchase Motorola stock and restricted stock have not been considered in this calculation. Upon the Distribution, the unvested Motorola stock options and restricted stock held by Freescale employees are expected to convert to unvested Freescale stock options and restricted stock in accordance with the employee separation agreement. See Note 4 for additional discussion.

Prior to the completion of the IPO, the Company had approximately 278 million shares of Class B common stock outstanding as a result of the Contribution. The Company has presented pro forma basic and diluted earnings per share amounts for the three and nine months ended October 2, 2004 as if the Contribution had occurred on January 1, 2004. The Company calculated its pro forma earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. In connection with the IPO, certain employees have been awarded initial stock option and restricted stock unit grants to purchase Class A common stock of the Company or other equity-based awards.

The shares used in the computation of the Company’s pro forma basic and diluted earnings per common share are as follows:

	Three Months Ended October 2, 2004	Nine Months Ended October 2, 2004
Pro forma weighted average common shares outstanding	384	313
Dilutive effect of stock options/restricted stock units	6	2

Pro forma diluted weighted average common shares outstanding	390	315

Balance Sheet Information

Accounts Receivable

Accounts Receivable, net, consist of the following:

	December 31, 2003	October 2, 2004
Accounts receivable	$288	$423
Due from Motorola	43	162

	331	585
Less allowance for doubtful accounts	(4)	(4)

	$327	$581

Inventories

Inventories consist of the following:

	December 31, 2003	October 2, 2004
Finished goods	$198	$211
Work-in-process and production materials	495	502

	$693	$713

Property, Plant, and Equipment

Property, Plant and Equipment, net, consist of the following:

	December 31, 2003	October 2, 2004
Land	$88	$50
Building	2,194	984
Machinery and equipment	6,801	1,393
Assets not yet placed in service	27	136

	9,110	2,563
Less accumulated depreciation	(6,753)	(370)

	$2,357	$2,193

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

Depreciation expense was $212 million and $182 million for the three months ended September 27, 2003 and October 2, 2004, respectively, and $659 million and $554 million for the nine months ended September 27, 2003 and October 2, 2004, respectively.

Assets Held for Sale

Assets held for sale were $334 million and $45 million at December 31, 2003 and October 2, 2004, respectively. The assets held for sale at December 31, 2003 include $260 million related to building, machinery and equipment of a wafer fabrication facility in Tianjin, China that was sold on January 16, 2004 to SMIC. In conjunction with the asset sale, the Company also entered into a cross-patent license agreement. Consideration received for the cross-patent license agreement will be amortized over the five year term of the agreement. The Company transferred assets, entered into a cross-patent license agreement, paid $30 million in cash and received Series D convertible preference shares in SMIC and warrants then valued at $321 million, resulting in a net gain of $6 million. The SMIC common stock was not among the net assets contributed to the Company by Motorola. During the nine months ended October 2, 2004 the Company also sold a facility in South Queensferry, Scotland, a facility in Sendai, Japan, a building in Austin, Texas, a building and property in Mesa, Arizona, and excess manufacturing equipment, all of which, including the Tianjin, China facility, were classified as held for sale as of December 31, 2003. The total net gains/(losses) from the disposal of assets including assets held for sale were $(3) million and $4 million for the three months ended September 27, 2003 and October 2, 2004, respectively, and $10 million and $16 million for the nine months ended September 27, 2003 and October 2, 2004, respectively. These net gains are included in Operating earnings in the accompanying statements of operations. At October 2, 2004, assets held for sale primarily consist of the West Creek, Virginia property, a facility in Austin, Texas and other individually insignificant assets.

Investments

Investments consist of the following:

	December 31, 2003	October 2, 2004
Available-for-sale equity securities:
Cost basis	$1	$1
Gross unrealized gains	1	—

Fair value	2	1
Other securities, at cost	52	25
Equity method investments	72	8

	$126	$34

The Company recorded investment impairment charges of $5 million for both the nine months ended September 27, 2003 and October 2, 2004, respectively, and $1 million for the three months ended October 2, 2004. There were no such impairment charges recorded during the three months ended September 27, 2003. These impairment charges represent other-than-temporary declines in the value of investments within the Company’s investment portfolio and are included in the Other statement line of Other Income (Expense) in the accompanying statements of operations.

Gains on sales of investments and businesses consist of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Gains on sales of investments and businesses	$17	$—	$17	$41

On March 11, 2004, all of the Company’s Series D convertible preference shares in SMIC were converted to 1.7 billion shares of common stock in connection with the IPO of SMIC. The Company sold 297 million shares of SMIC common stock in the IPO for $100 million in net proceeds, resulting in a $41 million gain. The 1.4 billion remaining shares of SMIC common stock were subject to restrictions on transfer that are released over an eighteen-month period, ending in September 2005. Warrants held by the Company for SMIC stock expired unexercised at the date of the SMIC IPO. The Company’s investment in SMIC common stock was classified as available-for-sale as of April 3, 2004. The SMIC common stock and certain other investments, with carrying values of $464 million, historically part of the semiconductor operations were not among the net assets contributed to the Company by Motorola.

There were no gains on sales of investments and business in the third quarter of 2004 compared to $17 million in the third quarter of 2003 primarily related to our sale of equity securities of other companies held for investment purposes.

Other Assets

Other assets consist of the following:

	December 31, 2003	October 2, 2004
Goodwill	$220	$221
Intangible assets, net of accumulated amortization of $32 and $4	28	19
Long-term notes receivable	6	—
Unamortized debt issuance costs	—	33
Fair value of interest rate swaps contracts	—	13
Other	23	25

	$277	$311

(4) Stock Compensation Costs

On June 18, 2004, the Company adopted the 2004 Omnibus Incentive Plan. The omnibus plan permits stock option grants, annual management incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance cash awards, stock appreciation rights grants (SARs), and cash awards. In connection with the IPO, options to purchase approximately 12.3 million shares of the Company’s Class A common stock and approximately 6.2 million restricted Class A stock units were granted to employees. The restricted stock units vest ratably over a four-year period and are not entitled to dividends or voting rights, if any, until they are vested. At the date of grant, the issuance of the restricted stock units was recorded as deferred compensation measured using the initial offering price of $13.00 per share. Compensation expense resulting from these restricted stock units is being recognized ratably over the vesting period.

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

The Company accounts for employee options to purchase Motorola stock and restricted stock and for employee participation in the Motorola employee stock purchase plan under the intrinsic value method of expense recognition. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. All unvested Motorola stock options held by the Company’s employees on the date of Distribution are expected to be converted into stock options to purchase Class A common stock of the Company. The conversion rate will be based on a formula that maintains the intrinsic value of the original unvested portion of the Motorola stock option grant. For illustrative purposes, under this formula, using the average closing prices at October 2, 2004 of Motorola and Freescale shares of stock, a total of approximately 29 million unvested Freescale stock options at an average exercise price of $8.24 would have been issued had the Distribution occurred on this date.

The Company has evaluated the pro forma effects of using the fair-value-based method of accounting and as such, net earnings (loss), basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Net earnings (loss):
Net earnings (loss), as reported	$(106)	$57	$(464)	$206
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of tax	2	5	4	7
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(24)	(21)	(63)	(52)

Pro forma	$(128)	$41	$(523)	$161

Basic earnings per common share:
As reported		$0.15		$1.60
Pro forma		$0.11		$1.25

Diluted pro forma earnings per common share:
As reported		$0.15		$1.57
Pro forma		$0.11		$1.23

The weighted average estimated fair value of Freescale stock options granted during the third quarter of 2004 was $7.37. The following weighted average assumptions were used in our method of calculating the fair value of Freescale stock options issued during the third quarter of 2004 were: 1) 5 year expected life, 2) 3.5% risk free interest rate, 3) 64% volatility and 4) no dividend yield rate.

(5) Debt

On July 21, 2004 the Company issued $1.25 billion of senior unsecured debt securities. The debt securities consist of $400 million floating rate notes linked to three-month LIBOR interest rates due 2009, $350 million 6.875% notes due 2011 and $500 million 7.125% notes due 2014. The debt was issued in a private placement to qualified institutional investors. On September 21, 2004, the Company filed a registration statement on Form S-4 (File No. 333-118649) relating to an offer to exchange the notes for other freely tradable notes. The exchange offer on these notes has expired and 99% of the notes were exchanged.

The floating rate notes due in 2009 bear interest at a rate equal to the three-month LIBOR plus 2.75%. Interest on the floating rate notes is payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year commencing October 15, 2004.

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

In connection with this debt issuance, the Company has also entered interest rate swap contracts with various counterparties as a hedge of the fair value of the fixed rate notes. Under the terms of the interest rate swap contracts the Company has converted the fixed interest rate debt to variable interest linked to six-month LIBOR interest rates. See Note 12 for additional discussion.

(6) Equity

Initial Public Offering

The Company completed its IPO on July 21, 2004. Pursuant to a registration statement on Form S-1 (File No. 333-111250), the Company sold 121.6 million shares of its Class A common stock at a price of $13.00 per share, for net proceeds of $1.5 billion. On July 23, 2004, the underwriters’ over-allotment option was exercised for 8.4 million shares, which generated $105 million in net proceeds. The remaining portion of the underwriters’ over-allotment has lapsed. As a result, the Company has 130 million Class A and 270 million Class B shares of common stock outstanding. All of the Company’s Class B shares of common stock are held by Motorola.

Net Unrealized Gains on Securities

The net unrealized gains on securities included in Comprehensive earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Gross unrealized gains on securities	$17	$—	$32	$145
Less: Realized gains	17	—	17	41

Net unrealized gains on securities in Comprehensive earnings	$—	$—	$15	$104

Less: Impact of Contribution	—	—	—	104

Fair value adjustment to available-for-sale securities in equity	$—	$—	$15	$—

(7) Asset Impairment Charges

For the three months ended September 27, 2003, the Company had reversals of $12 million that were primarily related to the reversal of asset impairments previously established to cover assets held for sale which were placed back in service and exit cost reversals. For the three months ended October 2, 2004, no impairment charge or reversal was recorded.

For the nine months ended September 27, 2003, the Company had net asset impairment charges of $21 million that were primarily related to the impairment of specific facilities located in Arizona and Texas, partially offset by the reversals of decommissioning costs which were no longer needed due to the sale of a facility, asset impairments previously established to cover assets held for sale which were placed back in service and exit costs. For the nine months ended October 2, 2004, there was a reversal of $7 million of reserves established in prior periods to cover decommissioning costs which were no longer needed due to lower actual decommissioning costs at closed sites than previously estimated. These impairment charges or reversals are included in Reorganization of businesses expense in the accompanying statements of operations.

(8) Goodwill and Other Intangible Assets

Amortized intangible assets, which are included in Other assets, were composed of the following:

	December 31, 2003		October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$38	$17	$17	$3
Customer lists technology	12	8	4	1
Trade names	10	7	2	—

	$60	$32	$23	$4

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

Amortization expense on intangible assets was $1 million and $2 million for the three months ended September 27, 2003 and October 2, 2004, respectively, and $5 million and $7 million for the nine months ended September 27, 2003 and October 2, 2004, respectively. Amortization expense is estimated to be $2 million remaining in 2004, $7 million in 2005, $3 million in 2006, $2 million in 2007, $2 million in 2008 and $3 million expected thereafter.

The following table displays a roll-forward of the carrying amount of goodwill from January 1, 2004 to October 2, 2004, by business segment:

Segment	January 1, 2004	Adjustments	October 2, 2004
Transportation and Standard Products	$14	$—	$14
Networking and Computing Systems	182	—	182
Wireless and Mobile Solutions	2	—	2
Other	22	1	23

	$220	$1	$221

The change in goodwill during the nine months ended October 2, 2004 resulted from changes in foreign currency exchange rates.

(9) Commitments and Contingencies

In the ordinary course of business, the Company regularly executes contracts that contain indemnifications as it is customary business practice for most business arrangements that are reduced to a contract to contain some level of indemnity between parties. Additionally, the Company executes other contracts considered outside the ordinary course of business which contain indemnifications. One such contract entered into by the Company in the second quarter of 2004 is the tax sharing agreement, as described in Note 13. Other examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of duration, typically not in excess of 24 months, and/or amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At December 31, 2003 and October 2, 2004, the Company had reserves of $5 million and $4 million, respectively, recorded as liabilities in the Company’s condensed balance sheets which have been provided to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at October 2, 2004, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(10) Segment Information

Summarized below are the Company’s segment net sales and operating earnings (loss) for the three and nine month periods ended September 27, 2003 and October 2, 2004:

	Three Months Ended		Nine Months Ended
	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004
Net Sales:
Transportation and Standard Products	$574	$650	$1,766	$1,934
Networking and Computing Systems	308	361	921	1,148
Wireless and Mobile Solutions	329	404	763	1,158
Other	14	15	41	47

Segment totals	$1,225	$1,430	$3,491	$4,287

Operating Earnings (Loss):
Transportation and Standard Products	$38	$74	$113	$175
Networking and Computing Systems	26	58	5	215
Wireless and Mobile Solutions	(86)	(9)	(378)	(124)
Other	(54)	(42)	(62)	(15)

Operating earnings (loss)	(76)	81	(322)	251
Total other income (expense)	(16)	(10)	(82)	6

Net earnings (loss) before income taxes	$(92)	$71	$(404)	$257

Other operating earnings (loss) includes $21 million and $(1) million of reorganization of businesses charges (reversals) for the three months ended September 27, 2003 and October 2, 2004, respectively, and $59 million and $(11) million of reorganization of businesses charges (reversals) for the nine months ended September 27, 2003 and October 2, 2004, respectively.

(11) Reorganization of Businesses

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

On October 19, 2004, the Company announced further plans to streamline its operations and reduce selling, general and administrative expenses. See Note 15 for additional disclosure.

Nine Months Ended October 2, 2004

For the nine months ended October 2, 2004, the Company recorded net reversals of $11 million, of which $1 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $11 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Manufacturing and administrative consolidations	$—	$(4)	$(7)	$(11)

Manufacturing and Administrative Consolidations

There were no additional charges for the nine months ended October 2, 2004. Accruals established prior to 2004 were reversed ($11 million) for reserves to cover decommissioning costs which are no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Reorganization of Businesses Accruals

No additional accruals were taken in the nine months ended October 2, 2004. The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2004 to October 2, 2004.

		2004 Additional Charges		2004 Adjustments
Employee Separation Costs	Accruals at January 1, 2004	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2004 Amounts Used	Accruals at October 2, 2004
U.S. manufacturing	$4	$—	$—	$—	$—	$(4)	$—
Asia manufacturing	2	—	—	—	—	(2)	—
Europe manufacturing	4	—	—	—	—	(4)	—
General and administrative/Research and development	22	—	—	—	(4)	(18)	—

Total	$32	$—	$—	$—	$(4)	$(28)	$—

Related headcount	200	—	—	—	(60)	(140)	—

At January 1, 2004, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 200 employees, 90 of which were manufacturing employees and 110 were non-manufacturing employees.

During the nine months ended October 2, 2004, 140 employees were separated from the Company. The $28 million used in 2004 reflects cash payments to these separated employees. The 2004 adjustments of $4 million represent employee separation costs for approximately 60 employees previously identified for separation who resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Nine months ended September 27, 2003

For the nine months ended September 27, 2003, the Company recorded net charges of $59 million, of which $6 million was included in Cost of sales and $53 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $59 million net charge is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Discontinuation of product lines	$(1)	$—	$(5)	$(6)
Manufacturing and administrative consolidations	(5)	44	26	65

	$(6)	$44	$21	$59

Discontinuation of Product Lines

The Company reversed $6 million of reserves previously established primarily to cover potential contract cancellation costs which were no longer needed.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline our global organization resulted in additional net charges of $110 million for the nine months ended September 27, 2003. Charges consisted primarily of $62 million for company-wide employee separation costs and $48 million for the impairment of a facility in Texas and equipment classified as held-for-sale. These charges were offset by reversals of $45 million consisting of $18 million for previously expected employee separation accruals, $16 million for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of a facility, $6 million for the reversal of asset impairments previously established to cover assets held for sale which were placed back in service as well as $5 million reversal of exit costs.

Reorganization of Businesses Accruals

The following table displays a roll-forward of the accruals established for exit costs from January 1, 2003 to September 27, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Adjustments	2003 Amounts Used	Accruals at September 27, 2003
Discontinuation of product lines	$3	$(1)	$(2)	$—
Asia manufacturing	5	(5)	—	—

Total	$8	$(6)	$(2)	$—

The Company used $2 million of exit cost accruals and reversed $6 million of accruals no longer required primarily due to the retention of a facility previously planned to be closed.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2003 to September 27, 2003.

		2003 Additional Charges		2003 Adjustments
Employee Separation Costs	Accruals at January 1, 2003	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2003 Amounts Used	Accruals at September 27, 2003
U.S. manufacturing	$17	$17	$—	$(1)	$—	$(31)	$2
Asia manufacturing	30	—	—	(12)	—	(18)	—
Europe manufacturing	12	2	—	—	—	(12)	2
General and administrative/Research and development	24	—	43	—	(5)	(41)	21

Total	$83	$19	$43	$(13)	$(5)	$(102)	$25

Related headcount	1,800	500	700	(200)	(100)	(2,500)	200

At January 1, 2003, the Company had an accrual of $83 million for employee separation costs, representing the severance costs for approximately 1,800 employees of which 1,400 were manufacturing employees and 400 were non-manufacturing employees.

During the nine months ended September 27, 2003, 2,500 employees were separated from the Company. The $102 million used in 2003 reflects cash payments to these separated employees. The 2003 adjustments of $18 million represent employee separation costs for 300 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The remaining accrual of $25 million, which is included in accrued liabilities, was paid to 200 employees separated throughout the remainder of 2003 and first quarter of 2004.

(12) Risk Management

Foreign Currency Risk

In connection with the Contribution, the Company initiated its own cash management process to provide financing for its operations, including: (1) cash deposits; (2) cash disbursements; (3) intercompany borrowings; (4) and borrowings from Motorola and other third parties. The Company has implemented a foreign exchange management process to manage currency risks resulting from transactions in currencies other than the functional currency of its subsidiaries.

As required by the master separation and distribution agreement, the Company follows the risk management practices of Motorola and uses financial instruments to hedge, thereby attempting to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company intends to use hedge instruments that are effective at reducing the risk associated with the exposure being hedged and these instruments must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

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

At October 2, 2004, the Company had net outstanding foreign exchange contracts with notional amounts totaling $292 million. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the most significant net foreign exchange hedge positions as of October 2, 2004:

Buy (Sell)	October 2, 2004
Euro	$81
Japanese Yen	(81)
British Pound	(58)
Malaysian Ringett	27

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties to fail to meet their obligations.

Interest Rate Risk

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to variable-rate payments based on LIBOR. The following table displays which interest rate swaps have been entered into during the third quarter of 2004:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
July 2004	$350	6.875% notes due 2011
July 2004	500	7.125% notes due 2014

	$850

Except for these interest rate swaps, the Company did not enter into commodity derivatives, currency swaps or options relating to debt instruments at October 2, 2004.

The Company has designated these interest rate swap agreements as fair value hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments expected to be made or received under such hedge agreements. The fair value of all interest rate swaps at October 2, 2004 was $13 million and is recorded in other assets.

(13) Contribution of Net Assets to the Company

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

Purchase and Supply Agreement

The purchase and supply agreement governs transactions pursuant to which Motorola, on behalf of its cellular subscriber business, will purchase goods and services from the Company through the end of 2006. Specifically, the purchase and supply agreement addresses:

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

Employee Matters Agreement

The employee matters agreement allocates responsibility and liability for certain employee-related matters and provides that for a one-year period following the Contribution, while they are employed by the Company, such employees’ terms and conditions of employment (other than United States pension and retiree medical) shall be at least substantially comparable in the aggregate to their terms and conditions of employment in effect immediately prior to the Contribution date. This agreement details actions regarding employee benefit arrangements and employee stock and incentive compensation arrangements.

(14) Recent Accounting Pronouncements

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

(15) Subsequent Events

Reorganization of Business

On October 19, 2004, the Company announced a restructuring program to streamline operations and reduce selling, general and administrative expenses. The Company expects to record a $65 million charge in the fourth quarter related to this program. A majority of the estimated 1,000 employees impacted are expected to leave the Company by the end of 2004 with the remainder leaving in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Company’s condensed consolidated and combined financial statements for the three months and nine months ended October 2, 2004 and September 27, 2003, as well as the Company’s combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s registration statement on Form S-1 (File No. 333-111250) for the year ended December 31, 2003.

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

Our Separation from Motorola. We were incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to the Company (the “Contribution”) and an initial public offering (“IPO”) of the Company’s Class A common stock. The Company completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, Freescale Semiconductor was a wholly owned subsidiary of Motorola. Following the completion of the IPO, on July 21, 2004 and partial exercise of the underwriters’ over-allotment on July 23, 2004, (which generated aggregate net proceeds of $1,612 million) Motorola owns all of our outstanding shares of Class B common stock, representing 67.5% of the outstanding shares of our common stock and 91.2% of the total voting power of our common stock. As a result of the IPO and partial over-allotment exercise, we now have a total of 400 million shares of common stock outstanding, including 130 million Class A and 270 million Class B shares. Motorola has advised us that it intends to distribute its remaining ownership interest in us through a special dividend to its common stockholders by the end of 2004. We cannot assure you that the distribution will occur by that date or that it will occur at all.

Third Quarter Highlights

Third quarter 2004 net sales increased to $1.4 billion, rising 17% from the third quarter of 2003. The rise in net sales was primarily due to a 17% volume increase, driven by increased demand in the wireless market and our networking business. Gross margins rose to 39.0% in the third quarter of 2004 compared to 30.3% in the third quarter of 2003. Significantly higher sales and increased factory utilization rates resulted in this improved gross margin percentage. We generated $57 million in net earnings in the third quarter of 2004 compared with a net loss of $106 million in the third quarter of 2003. Our higher sales level, reduced depreciation expense resulting from actions previously implemented as part of our asset light strategy and factory utilization rates were the key contributors in the shift from a net loss to a net earnings position.

In the third quarter of 2004, 26% of our net sales were to Motorola on an end customer basis compared to 28% in the second quarter of 2004 and 27% in the third quarter of 2003. These figures include sales made directly to Motorola and sales made to contract manufacturers that produce products for Motorola. This compares to 21% in the second and third quarter of 2004 and 23% in the third quarter of 2003 for sales to Motorola on a direct sales basis.

The third quarter of 2004 included $19 million of separation expenses related to the Contribution and planned separation from Motorola. The Company will continue to incur separation expenses throughout 2004 and 2005 as we separate our shared infrastructure from Motorola, and these expenses are expected to total approximately $130 million.

Results of Operations

(Dollars in millions, except per share amounts)

	Three Months Ended (Unaudited)
	October 2, 2004	% of Sales	September 27, 2003	% of Sales
Orders	$1,416	99.0%	$1,409	115.0%

Net sales	$1,430	100.0%	$1,225	100.0%
Cost of sales	872	61.0%	854	69.7%

Gross margin	558	39.0%	371	30.3%

Selling, general and administrative expenses	230	16.1%	185	15.1%
Research and development expenses	229	16.0%	244	19.9%
Reorganization of businesses	(1)	(0.1)%	18	1.5%
Separation expenses	19	1.3%	—	—%

Operating earnings (loss)	81	5.7%	(76)	(6.2)%

Other income (expense):
Interest expense, net	(5)	(0.3)%	(34)	(2.8)%
Gains on sales of investments and businesses, net	—	—%	17	1.4%
Other	(5)	(0.3)%	1	0.1%

Total other income (expense)	(10)	(0.7)%	(16)	(1.3)%

Earnings (loss) before income taxes	71	5.0%	(92)	(7.5)%
Income tax expense	14	1.0%	14	1.1%

Net earnings (loss)	$57	4.0%	$(106)	(8.7)%

Earnings per common share
Basic (384 million shares outstanding)	$0.15
Diluted (390 million shares outstanding)	$0.15

	Nine Months Ended (Unaudited)
	October 2, 2004	% of Sales	September 27, 2003	% of Sales
Orders	$4,428	103.3%	$3,553	101.8%

Net sales	$4,287	100.0%	$3,491	100.0%
Cost of sales	2,661	62.1%	2,533	72.6%

Gross margin	1,626	37.9%	958	27.4%

Selling, general and administrative expenses	595	13.9%	464	13.3%
Research and development expenses	721	16.8%	763	21.9%
Reorganization of businesses	(10)	(0.2)%	53	1.5%
Separation expenses	69	1.6%	—	—%

Operating earnings (loss)	251	5.9%	(322)	(9.2)%

Other income (expense):
Interest expense, net	(26)	(0.6)%	(94)	(2.7)%
Gains on sales of investments and businesses, net	41	1.0%	17	0.5%
Other	(9)	(0.2)%	(5)	(0.1)%

Total other income (expense)	6	0.1%	(82)	(2.3)%

Earnings (loss) before income taxes	257	6.0%	(404)	(11.6)%
Income tax expense	51	1.2%	60	1.7%

Net earnings (loss)	$206	4.8%	$(464)	(13.3)%

Earnings per common share
Basic (129 million shares outstanding)	$1.60
Diluted (131 million shares outstanding)	$1.57

Three months ended October 2, 2004 compared to three months ended September 27, 2003

Net Sales

Our net sales were $1.4 billion in the third quarter of 2004, representing an increase of 17% from $1.2 billion in the third quarter of 2003. Our orders were $1.4 billion in both the third quarter of 2004 and the third quarter of 2003. The increase in net sales was primarily due to a 17% volume increase, which was primarily driven by increased demand in the wireless market and in the networking business. Although total orders were the same in the third quarters of 2004 and 2003, our overall order composition shifted from the networking and computing market to the transportation and wireless markets.

Intellectual property revenue represented approximately 3% of net sales in the third quarter of 2004 and approximately 4% of net sales in the third quarter of 2003.

Gross Margin

Our gross margin increased to $558 million, or 39.0% of net sales, in the third quarter of 2004 compared to $371 million, or 30.3% of net sales, in the third quarter of 2003. The increase in gross margin was primarily due to the increase in factory utilization rates and in part due to an increase in incremental net sales of $205 million. Our utilization rate in the third quarter of 2004 was 87% compared to 66% in the third quarter of 2003. This improvement in our utilization rate was due to increased manufacturing levels. In addition, depreciation expense reductions from prior facility closures and cost reduction actions contributed to cost savings of $30 million and $3 million, in the third quarter of 2003 and 2004, respectively.

Selling, General and Administrative

Our selling, general and administrative expenses were $230 million, or 16.1% of net sales, in the third quarter of 2004, compared to $185 million, or 15.1% of net sales, in the third quarter of 2003. The increase in selling, general and administrative was primarily due to: (1) increased employee incentives of $48 million; and (2) higher spending for corporate functions previously provided by Motorola and other selling, general and administrative expenses of $19 million. These increases were partially offset by $29 million savings in expense allocations from Motorola as we began to implement our own corporate functions during the third quarter of 2004. We have not yet completed the staffing of our corporate functions.

Research and Development

Our research and development expenditures, including our ongoing joint development efforts at the wafer fabrication facility in Crolles, France, were $229 million, or 16.0% of net sales, in the third quarter of 2004, compared with $244 million, or 19.9% of net sales, in the third quarter of 2003. The decrease in research and development expenditures was primarily due to the impact of cost reduction activities implemented late in the third quarter of 2003, which contributed $8 million of savings in the third quarter of 2004.

Reorganization of Businesses

Reorganization of businesses reflected a recovery of $1 million in the third quarter of 2004 compared with a charge of $18 million in the third quarter of 2003. The recoveries in reorganization of businesses in the third quarter of 2004 resulted from the reversal of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities for less cost than originally estimated.

Separation Expenses

Separation expenses were $19 million in the third quarter of 2004 compared to zero for the third quarter of 2003. These incremental, non-recurring costs were directly related to the Contribution and include transaction taxes, professional fees, information technology and other services. We expect to incur total separation expenses of approximately $130 million throughout 2004 and 2005.

Net Interest Expense

Our net interest expense was $5 million in the third quarter of 2004 compared with $34 million in the third quarter of 2003. Net interest expense in the third quarter of 2004 included interest expense of $13 million, which was partially offset by interest income of $8 million. Net interest expense in the third quarter of 2003 included interest expense of $35 million, which was partially offset by interest income of $1 million. Until the second quarter of 2004, our interest expense represented the amount allocated from Motorola. The prior allocation was based on the relative historical percentage of our net assets included in Motorola’s consolidated financial statements, excluding debt.

Gains on Sales of Investments and Businesses

There were no gains on sales of investments and business in the third quarter of 2004 compared to $17 million in the third quarter of 2003 primarily related to our sale of equity securities of other companies held for investment purposes.

Other

Other expense totaled $5 million in the third quarter of 2004 primarily from equity losses in income of non-consolidated investments. The third quarter of 2003 Other income of $1 million was due to a net foreign currency gain.

Effective Tax Rate

Our effective tax rate was 20% for the third quarter of 2004, representing a $14 million net tax expense, compared to an effective tax rate of (15)% in the third quarter of 2003, representing a $14 million net tax expenses. Our effective tax rate is less than the statutory rate of 35% primarily due to (1) valuation allowances being recorded against the deferred tax assets in the United States and for certain non-U.S. subsidiaries and (2) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

We currently expect the effective tax rate for fiscal year 2004 to be approximately 20%, as compared to (15)% for fiscal year 2003. The change in our projected tax rate is due primarily to the change in the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

The effective tax rate represents our tax rate on a separate return basis.

Earnings (Loss)

We had earnings before income taxes of $71 million in the third quarter of 2004, compared to a loss of $92 million in the third quarter of 2003. After taxes we had net earnings of $57 million in the third quarter of 2004, compared to a net loss of $106 million in the third quarter of 2003.

The increase in earnings before income taxes in the third quarter of 2004 was primarily due to a $205 million increase in net sales from the third quarter of 2003 and the resulting impact on gross margin, a $15 million decrease in research and development expenses, a $29 million decrease in net interest expense offset by increases in selling, general and administrative and $11 million in savings from prior cost reduction actions.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

Net Sales

Our net sales were $4.3 billion in the first nine months of 2004, up 23% from $3.5 billion in the first nine months of 2003. Our orders were $4.4 billion in the first nine months of 2004, up 25% from $3.6 billion in the first nine months of 2003. The increase in net sales was primarily due to a 24% volume increase, principally driven by increased demand in the wireless and networking markets. The order growth was driven by increased demand in all markets.

Intellectual property revenue represented approximately 2% of net sales in the first nine months of 2004 and 3% of net sales in the first nine months of 2003.

Gross Margin

Our gross margin increased to $1.6 billion, or 37.9% of net sales, in the first nine months of 2004 compared to a gross margin of $958 million, or 27.4% of net sales, in the first nine months of 2003. The increase in gross margin was primarily due to the increase in factory utilization rates and in part due to an increase in incremental net sales of $796 million. Increased factory utilization rates resulted in improved gross margin percentages. Our utilization rate in the first nine months of 2004 reached 86% compared to 66% in the first nine months of 2003 due to increased manufacturing levels. In addition, depreciation expense reductions from prior facility closures and cost reduction actions contributed cost savings of $105 million and $21 million, respectively.

Selling, General and Administrative

Our selling, general and administrative expenses were $595 million, or 13.9% of net sales, in the first nine months of 2004, compared to $464 million, or 13.3% of net sales, in the first nine months of 2003. The increase in selling, general and administrative was primarily due to increased employee incentives of $113 million and higher spending for corporate functions previously provided by Motorola and other selling, general and administrative expenses of $55 million. These increases were partially offset by $51 million savings in expense allocations from Motorola as we began to implement our own corporate functions during the second quarter of 2004. We have not yet completed the staffing of our corporate functions.

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

Research and Development

Our research and development expenditures, including our ongoing joint development efforts at the wafer fabrication facility in Crolles, France, totaled $721 million, or 16.8% of net sales, in the first nine months of 2004, compared with $763 million, or 21.9% of net sales, in the first nine months of 2003. The decrease was primarily due to the impact of cost reduction activities implemented late in the third quarter of 2003, which contributed $31 million of savings.

Reorganization of Businesses

Reorganization of businesses reflected a recovery of $10 million in the first nine months of 2004, compared with a charge of $53 million in the first nine months of 2003. The $10 million recovery resulted from the reversal of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities at closed facilities for less cost than originally estimated. The charges in the first nine months of 2003 primarily related to the impairment of specific facilities located in Arizona and Texas, partially offset by the reversals of exit costs and the decommissioning costs which were no longer needed due to the sale of a facility, as well as asset impairments previously established to cover assets held for sale which were placed back in service.

Separation Expenses

Separation expenses were $69 million in the first nine months of 2004 compared to zero in the first nine months of 2003. These incremental, non-recurring costs were directly related to the Contribution and planned separation from Motorola and include transaction taxes, professional fees, information technology and other services. Motorola funded $29 million in separation expenses for the second quarter of 2004 after the Contribution, which was accounted for as a capital contribution. We expect to incur total separation expenses of approximately $130 million throughout 2004 and 2005.

Net Interest Expense

Our net interest expense was $26 million in the first nine months of 2004 compared with $94 million in the first nine months of 2003. Net interest expense in the first nine months of 2004 included interest expense of $35 million, which was partially offset by interest income of $9 million. Net interest expense in the first nine months of 2003 included interest expense of $95 million, which was partially offset by interest income of $1 million. In connection with the Contribution, the allocation of interest from Motorola ceased, and we commenced borrowing from Motorola under interest bearing arrangements. Until the second quarter of 2004, our interest expense represented the amount allocated from Motorola. The prior allocation was based on the relative historical percentage of our net assets, included in Motorola’s consolidated financial statements, excluding debt.

Gains on Sales of Investments and Businesses

Our gains on sales of investments and businesses totaled $41 million in the first nine months of 2004, compared to $17 million in the first nine months of 2003. The net gain in the first nine months of 2004 was due to the sale of a portion of our investment in SMIC, and the net gain in the first nine months of 2003 primarily related to our sale of equity securities of other companies held for investment purposes. Under the terms and provisions of the master separation and distribution agreement, which identifies the assets to be contributed and transferred by Motorola to us, the remaining investment in SMIC common shares ($390 million at April 3, 2004) was retained by Motorola.

Other

Other expenses totaled $9 million and $5 million in the first nine months of 2004 and 2003, respectively, and were primarily from equity losses in income of non-consolidated investments, other than temporary impairment of investments held in private companies accounted for as cost basis investments and foreign exchange losses.

Effective Tax Rate

Our effective tax rate was 20% for the first nine months of 2004, representing a $51 million net tax expense, compared to a (15)% effective tax rate in the first nine months of 2003, representing a $60 million net tax expense. Our effective tax rate is less than the statutory rate of 35% primarily due to (1) valuation allowances being recorded against the deferred tax assets in the United States and for certain non-U.S. subsidiaries and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

We currently expect the effective tax rate for fiscal year 2004 to be approximately 20%, as compared to (15)% for fiscal year 2003. The change in our projected tax rate is due primarily to the change in the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

The effective tax rate represents our tax rate on a separate return basis.

Earnings (Loss)

We had earnings before income taxes of $257 million in the first nine months of 2004, compared to a loss of $404 million in the first nine months of 2003. After taxes we had net earnings of $206 million in the first nine months of 2004, compared to a net loss of $464 million in the first nine months of 2003.

The increase in earnings before income taxes in the first nine months of 2004 was primarily due to the $796 million increase in net sales from the first nine months of 2003 and the resulting impact on gross margin, a $42 million decrease in research and development expenses, a $68 million decrease in net interest expense offset by increases in selling, general and administrative and $52 million in savings from prior cost reduction actions.

Segment Information

Our orders, net sales, and operating results for our major operations for the three and nine months ended September 27, 2003 and October 2, 2004 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented over 65% of its sales in 2003. In the third quarter of 2004, TSPG net sales represented 45% of our net sales compared to 47% in the third quarter of 2003. In the first nine months of 2004, TSPG net sales represented 45% of our net sales compared to 51% in the first nine months of 2003.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2004	September 27, 2003	% Change	October 2, 2004	September 27, 2003	% Change
Orders	$620	$544	14%	$1,966	$1,673	18%
Segment net sales	650	574	13%	1,934	1,766	10%
Operating earnings	74	38	95%	175	113	55%

Third quarter ended October 2, 2004 compared to third quarter ended September 27, 2003

In the third quarter of 2004, TSPG net sales were $650 million, up 13% from $574 million in the third quarter of 2003. TSPG orders for the third quarter of 2004 were $620 million, up 14% from $544 million in the third quarter of 2003. Net sales grew in all markets, especially in the automotive market. The increase in orders was primarily due to higher demand in the automotive, industrial and consumer markets.

TSPG generated operating earnings of $74 million in the third quarter of 2004, compared to operating earnings of $38 million in the third quarter of 2003. The increase was primarily due to increased sales and improved factory performance partially offset by increased selling, general and administrative expenses and higher research and development expenses.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, TSPG net sales were $1.9 billion, up 10% from $1.8 billion in the first nine months of 2003. TSPG orders for the first nine months of 2004 were $2.0 billion, up 18% from $1.7 billion in the first nine months of 2003. Net sales grew in all markets. The increase in orders was primarily due to higher demand in the automotive, industrial and consumer markets.

TSPG generated operating earnings of $175 million in the first nine months of 2004, compared to operating earnings of $113 million in the first nine months of 2003. The increase was primarily due to increased sales higher manufacturing utilization and factory cost improvement, partially offset by increased selling, general and administrative expenses.

Networking and Computing Systems Group

NCSG designs, manufactures and markets embedded processors and related connectivity products for the wired and wireless networking and computing markets. NCSG offers semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. In the third quarter of 2004 and 2003, NCSG net sales represented 25% of our net sales. In the first nine months of 2004, NCSG net sales represented 27% of our net sales compared to 26% in the first nine months of 2003.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2004	September 27, 2003	% Change	October 2, 2004	September 27, 2003	% Change
Orders	$267	$364	(27)%	$1,145	$931	23%
Segment net sales	361	308	17%	1,148	921	25%
Operating earnings	58	26	123%	215	5	* **

***	Percent change not meaningful

Third quarter ended October 2, 2004 compared to third quarter ended September 27, 2003

In the third quarter of 2004, NCSG net sales were $361 million, up 17% from $308 million in the third quarter of 2003. NCSG orders in the third quarter of 2004 were $267 million, down 27% from $364 million in the third quarter of 2003. The increase in net sales was primarily due to higher demand in the wireless infrastructure and networking markets. Order decline was principally driven by the pervasive computing market.

NCSG generated operating earnings of $58 million in the third quarter of 2004, compared to operating earnings of $26 million in the third quarter of 2003. The increase in operating earnings was primarily due to increased sales, improved yields and higher manufacturing utilization.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, NCSG net sales were $1.1 billion, up 25% from $921 million in the first nine months of 2003. NCSG orders in the first nine months of 2004 were $1.1 billion, up 23% from $931 million in the first nine months of 2003. The increase in net sales was primarily due to higher demand in the wireless infrastructure and networking markets, which was partially offset by a decline in sales to the pervasive computing market. Orders were consistent with this sales trend.

NCSG generated operating earnings of $215 million in the first nine months of 2004, compared to operating earnings of $5 million in the first nine months of 2003. The increase was primarily due to the increased sales and higher manufacturing utilization, which was partially offset by increased selling, general and administrative expenses.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smart phones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the third quarter and the first nine months of 2004, approximately 69% and 72%, respectively, of sales were to other

Motorola businesses on an end customer basis. These percentage sales figures include sales made directly to Motorola and sales made to contract manufacturers that produce products for Motorola. In the third quarter of 2004, WMSG net sales represented 28% of our net sales compared to 27% in the third quarter of 2003. In the first nine months of 2004, WMSG net sales represented 27% of our net sales compared to 22% in the first nine months of 2003.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2004	September 27, 2003	% Change	October 2, 2004	September 27, 2003	% Change
Orders	$514	$487	6%	$1,268	$894	42%
Segment net sales	404	329	23%	1,158	763	52%
Operating loss	(9)	(86)	90%	(124)	(378)	67%

Third quarter ended October 2, 2004 compared to third quarter ended September 27, 2003

In the third quarter of 2004, WMSG net sales were $404 million, up 23% from $329 million in the third quarter of 2003. WMSG orders in the third quarter of 2004 were $514 million, up 6% from $487 million in the third quarter of 2003. The increase in net sales and orders was due to increased demand from customers in the wireless market, particularly from our largest customer, Motorola.

WMSG incurred an operating loss of $9 million in the third quarter of 2004, compared to an operating loss of $86 million in the third quarter of 2003. The decrease in the operating loss was primarily due to increased sales, higher manufacturing utilization, and lower research and development expenses, which was partially offset by higher selling, general and administrative expenses.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, WMSG net sales were $1.2 billion, up 52% from $763 million in the first nine months of 2003. WMSG orders in the first nine months of 2004 were $1.3 billion, up 42% from $894 million in the first nine months of 2003. The increase in net sales and orders was due to increased demand from customers in the wireless market, particularly from our largest customer, Motorola.

WMSG incurred an operating loss of $124 million in the first nine months of 2004, compared to an operating loss of $378 million in the first nine months of 2003. The decrease in the operating loss was primarily due to increased sales, higher manufacturing utilization, and lower research and development expenses, which was partially offset by higher selling, general and administrative expenses.

Other

Other includes our Metrowerks business, sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. In the third quarters and first nine months of 2004 and 2003, Other net sales represented 1% of our combined net sales.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	October 2, 2004	September 27, 2003	% Change	October 2, 2004	September 27, 2003	% Change
Orders	$15	$14	7%	$49	$55	(11)%
Segment net sales	15	14	7%	47	41	15%
Operating earnings loss	(42)	(54)	22%	(15)	(62)	76%

Third quarter ended October 2, 2004 compared to third quarter ended September 27, 2003

In the third quarter of 2004, Other net sales were $15 million, up 7% from $14 million in the third quarter of 2003. Other orders in the third quarter of 2004 were $15 million, up 7% from $14 million in the third quarter of 2003. The increase in net sales was primarily due to the increase in sales of wafers to other semiconductor companies.

Other operating loss was $42 million in the third quarter of 2004, compared to an operating loss of $54 million in the third quarter of 2003. The decrease in operating loss was primarily due to lower factory start-up expenses.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, Other net sales were $47 million, up 15% from $41 million in the first nine months of 2003. Other orders in the first nine months of 2004 were $49 million, down 11% from $55 million in the first nine months of 2003. The increase in net sales was primarily due to the increase in sales of wafers to other semiconductor companies.

Other operating loss was $15 million in the first nine months of 2004, compared to an operating loss of $62 million in the first nine months of 2003. The decrease in operating loss was primarily related to reorganization of business charges of $53 million in the first nine months of 2003 compared to a $10 million reversal of reorganization of business charges in the first nine months of 2004, and a $54 million reversal of liabilities previously accrued for the repayment of investment incentives received related to our wafer fabrication facility in China, which was partially offset by separation expenses of $69 million and increased factory start-up costs.

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

This strategy resulted in a series of actions to consolidate and exit certain manufacturing and technology operations. We decided to focus our internal manufacturing capacity on leading-edge and specialty technologies, while replacing internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and assembly and test providers. These reorganization activities resulted in the reduction of our total manufacturing facilities to nine at October 2, 2004, as compared to 22 manufacturing facilities at January 1, 2001. Of the nine manufacturing facilities at October 2, 2004, seven are wafer fabrication facilities and two are assembly and test facilities.

Over the same period, and in response to continued weak market conditions, we reduced our selling, general and administrative and research and development costs which resulted in employee separation costs. We recorded charges for these actions each time we prepared a restructuring plan and obtained approval from our management.

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

We recorded provisions for employee separation costs and exit costs based on estimates prepared each time we prepared a restructuring plan and obtained approval from our management. Employee separation costs consist primarily of severance. Exit costs consist primarily of facility closure costs. At each reporting date, we evaluate our accruals for exit costs and employee separation to determine if the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. We reverse accruals to income when it is determined they are no longer required.

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

On October 19, 2004, we announced a restructuring program to streamline operations and reduce selling, general and administrative expenses. We expect to record a $65 million charge in the fourth quarter related to this program. A majority of the estimated 1,000 employees impacted are expected to leave the Company by the end of 2004 with the remainder leaving in 2005.

Nine Months Ended October 2, 2004

For the nine months ended October 2, 2004, we recorded net reversals of $11 million, of which $1 million was included in cost of sales and $10 million was recorded under reorganization of businesses in the accompanying statements of operations. The aggregate $11 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Manufacturing and administrative consolidations	$—	$(4)	$(7)	$(11)

Manufacturing and Administrative Consolidations

There were no additional manufacturing and administrative consolidation charges for the nine months ended October 2, 2004. Accruals established prior to 2004 were reversed ($11 million) for reserves to cover decommissioning costs which are no longer needed due to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved.

Reorganization of Businesses Accruals

No additional accruals were taken in the nine months ended October 2, 2004.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2004 to October 2, 2004.

	Accruals at January 1, 2004	2004 Additional Charges		2004 Adjustments		2004 Amounts Used	Accruals at October 2, 2004
Employee Separation Costs		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$4	$—	$—	$—	$—	$(4)	$—
Asia manufacturing	2	—	—	—	—	(2)	—
Europe manufacturing	4	—	—	—	—	(4)	—
General and administrative/Research and development	22	—	—	—	(4)	(18)	—

Total	$32	$—	$—	$—	$(4)	$(28)	$—

Related headcount	200	—	—	—	(60)	(140)	—

At January 1, 2004, we had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 200 employees, of which 90 were manufacturing employees and 110 were non-manufacturing employees.

During the nine months ended October 2, 2004, 140 employees were separated from our Company. The $28 million used in 2004 reflects cash payments made to these separated employees. The 2004 adjustments of $4 million represent employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved.

Nine months ended September 27, 2003

For the nine months ended September 27, 2003, we recorded net charges of $59 million, of which $6 million was included in cost of sales and $53 million was recorded under reorganization of businesses in the accompanying statements of operations. The aggregate $59 million net charge is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Discontinuation of product lines	$(1)	$—	$(5)	$(6)
Manufacturing and administrative consolidations	(5)	44	26	65

	$(6)	$44	$21	$59

Discontinuation of Product Lines

For the nine months ended September 27, 2003, we reversed $6 million of reserves previously established primarily to cover potential contract cancellation costs which are no longer needed.

Manufacturing and Administrative Consolidations

Our actions to consolidate manufacturing operations and implement strategic initiatives to streamline our global organization resulted in additional net charges of $110 million for the nine months ended September 27, 2003. Charges consisted primarily of $62 million for company-wide employee separation costs and $48 million for the impairment of a facility in Texas and equipment classified as held-for-sale. These charges were offset by reversals of $45 million consisting of $18 million for previously expected employee separation accruals, $16 million for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of a facility, $6 million for the reversal of asset impairments previously established to cover assets held for sale which were placed back in service as well as a $5 million reversal of exit costs.

Reorganization of Businesses Accruals

The following table displays a roll-forward of the accruals established for exit costs from January 1, 2003 to September 27, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Adjustments	2003 Amounts Used	Accruals at September 27, 2003
Discontinuation of product lines	$3	$(1)	$(2)	$—
Asia manufacturing	5	(5)	—	—

Total	$8	$(6)	$(2)	$—

For the nine months ended September 27, 2003, we used $2 million of exit cost accruals and reversed $6 million of accruals no longer required primarily due to the retention of a facility previously planned to be closed.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2003 to September 27, 2003:

	Accruals at January 1, 2003	2003 Additional Charges		2003 Adjustments		2003 Amounts Used	Accruals at September 27, 2003
Employee Separation Costs		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$17	$—	$(1)	$—	$(31)	$2
Asia manufacturing	30	—	—	(12)	—	(18)	—
Europe manufacturing	12	2	—	—	—	(12)	2
General and administrative/Research and development	24	—	43	—	(5)	(41)	21

Total	$83	$19	$43	$(13)	$(5)	$(102)	$25

Related headcount	1,800	500	700	(200)	(100)	(2,500)	200

At January 1, 2003, we had an accrual of $83 million for employee separation costs, representing the severance costs for approximately 1,800 employees, of which 1,400 were manufacturing employees and 400 were non-manufacturing employees.

During the nine months ended September 27, 2003, 2,500 employees were separated from our Company. The $102 million used in 2003 reflects cash payments made to these separated employees. The 2003 adjustments of $18 million represent employee separation costs for 300 employees previously identified for separation who resigned unexpectedly and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The remaining accrual of $25 million, which is included in accrued liabilities, was paid to 200 employees separated throughout the remainder of 2003 and first half of 2004.

Liquidity and Capital Resources

As highlighted in the condensed consolidated and combined statements of cash flows, our liquidity and available capital resources are impacted by four key components: (1) current cash and cash equivalents; (2) operating activities; (3) investing activities; and (4) financing activities.

Cash and Cash Equivalents

Motorola primarily uses a worldwide, centralized approach to cash management in which cash accounts are principally swept on a daily basis with the financing of its operations and the related activity between our company and Motorola reflected as business equity transactions in owner’s net investment in our combined balance sheets until the Contribution. After the Contribution, we began managing our own cash balances on a world-wide basis. At October 2, 2004, our cash and cash equivalents (which are highly liquid investments with an original maturity of three months or less) aggregated $2.2 billion, compared to $87 million at December 31, 2003 and $77 million at September 27, 2003. On October 2, 2004, $1.5 billion of this amount was held in the United States and $700 million was held in other countries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions which do not give rise to a benefit in the United States due to our current inability to recognize the related deferred tax assets.

Operating Activities

In the first nine months of 2004, we generated positive cash flow from operations of $854 million, compared to $156 million in the first nine months of 2003. The primary contributors to increased cash flow from operations in the first nine months of 2004 were: (1) net earnings, adjusted for non-cash items, of $728 million; and (2) a net increase of $588 million in accounts payable and accrued liabilities, primarily attributed to the impact of the Contribution, employee incentive accruals and the timing of capital expenditures in the third quarter of 2004. These positive contributors to operating cash flow were partially offset by a $271 million increase in accounts receivable primarily due to increased sales.

Our net accounts receivable were $581 million at October 2, 2004, compared to $327 million at December 31, 2003 and $412 million at September 27, 2003. Our days sales outstanding were 37 days as of October 2, 2004, compared to 25 days outstanding as of December 31, 2003 and 31 days as of September 27, 2003. The increase to net accounts receivable as of October 2, 2004 was due to increased sales, which contributed $191 million, and an increase in days sales outstanding, which contributed $63 million. Our days sales outstanding were impacted by the Contribution. Prior to the Contribution inter-company receivables were remitted based upon Motorola Treasury cash management instruction which were generally shorter than our current payment terms. As of the Contribution, sales to Motorola are settled on negotiated payment terms. Accounts receivable from sales to Motorola businesses were $162 million and $43 million as of October 2, 2004 and December 31, 2003, respectively. We expect that our days sales outstanding will fluctuate in the future given the timing of sales and collections through a quarter.

Our inventory was $713 million as of October 2, 2004, compared to $693 million at December 31, 2003 and $752 million at September 27, 2003. Our inventory turns (calculated based on the 12-month rolling costs of sales divided by average inventory) were 5.1 as of October 2, 2004, compared to 4.3 as of December 31, 2003 and 4.9 as of September 27, 2003. The decrease in our inventory as of October 2, 2004 as compared to September 27, 2003 is primarily due to the utilization of inventories built in 2002 to facilitate factory consolidations, increased sales and increased emphasis on improved working capital performance as we expand our use of foundries under our asset-light strategy. The inventory increase from December 31, 2003 was due to specific builds to support automotive customers and new product launches.

Our accounts payable were $566 million as of October 2, 2004, compared to $344 million at December 31, 2003 and $357 million at September 27, 2003. Our accounts payable increased substantially due to the impact of the Contribution. Prior to the Contribution, inter-company allocations were settled on an immediate payment basis. Subsequent to the Contribution, transactions with Motorola are settled on negotiated payment terms which approximate external supplier terms. Accounts payable to Motorola were $95 million and $13 million as of October 2, 2004 and December 31, 2003, respectively.

To improve our operating results, we implemented a substantial reorganization of our businesses beginning in 2000 and continuing through 2003. Cash payments for exit costs and employee severance costs in connection with these plans were $28 million in the first nine months of 2004 compared to $104 million in the first nine months of 2003.

Investing Activities

Our net cash used by investing activities was $276 million and $137 million for the first nine months of 2004 and 2003, respectively. The most significant components comprising our investing activities are: (1) capital expenditures; (2) strategic acquisitions of, or investments in, other companies; and (3) dispositions of investments and businesses.

Our capital expenditures increased to $372 million in the first nine months of 2004 from $242 million in the first nine months of 2003. Our capital expenditures as a percentage of net sales were 8.7% in the first nine months of 2004 and 6.9% in the first nine months of 2003. In the first nine months of 2004, capital expenditures increased primarily to meet increased customer demand and implement new production technologies. We project that this ratio of capital expenditures as a percentage of net sales will be approximately 10% in future periods.

Cash used for strategic acquisitions and new investment activities was $41 million in the first nine months of 2004 and $8 million in the first nine months of 2003. The use in 2004 was primarily due to the transfer of $30 million of cash to SMIC in connection with the sale of our wafer fabrication facility in China.

We received cash proceeds from dispositions of investments and businesses of $100 million in the first nine months of 2004 and $27 million in the first nine months of 2003. The 2004 proceeds were generated from our sale of 297 million shares of SMIC stock. The remaining investment in SMIC stock was retained by Motorola.

Financing Activities

Our net cash generated by financing activities was $1.5 billion in the first nine months of 2004 and $11 million in the first nine months of 2003. The most significant components of our financing activities are proceeds of the IPO and concurrent debt offering, and the distributions and transfers to Motorola.

The Company completed its IPO on July 21, 2004. Pursuant to the registration statement on Form S-1 (File No. 333-111250), the Company offered and sold 121.6 million shares of its Class A common stock at a price of $13.00 per share, for net proceeds of $1.50 billion. On July 23, 2004, the underwriters’ over-allotment option was exercised for 8.4 million shares which generated $105 million in net proceeds.

Concurrently with the consummation of the IPO on July 21, 2004, we issued an aggregate of $1.25 billion in debt, consisting of $400 million of floating rate notes maturing in 2009, $350 million of 6.875% notes maturing in 2011 and $500 million of 7.125% notes maturing in 2014. The notes are unsecured senior obligations and rank equally with all of our existing and future unsecured senior debt and senior to all of our future subordinated debt. In July 2004, the Company received credit ratings from Standard & Poor’s and Moody’s of BB+ and Ba2, respectively, on this debt. Fitch initiated coverage in October 2004 with a credit rating of BB+. Moody’s reaffirmed their Ba2 rating in October 2004.

The floating rate notes due in 2009 bear interest at a rate equal to the three-month LIBOR plus 2.75%. Interest on the floating rate notes is payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year commencing October 15, 2004.

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

The notes have restrictive covenants that limit the Company’s ability to, among others, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with these covenants as of October 2, 2004.

On September 21, 2004, the Company filed a registration statement on Form S-4 (File No. 333-118649) relating to an offer to exchange the notes for other freely tradable notes. The exchange offer on these notes has expired and 99% of the notes were exchanged.

On July 21, 2004, the Company made a distribution to Motorola of $1,022 million and transferred an additional $428 million to Motorola to repay outstanding borrowings. On July 23, 2004, an additional distribution of $105 million was made to Motorola.

We have financed our operations principally through Motorola, and we participated in Motorola’s worldwide, centralized approach to cash management until the Contribution. Types of activities flowing through the cash management system included: (1) cash deposits from our business which were transferred to Motorola’s bank account on a regular basis; (2) cash borrowings from Motorola used to fund operations, capital expenditures, or acquisitions; (3) charges (benefits) for income taxes; and (4) allocations of corporate expenses. Net cash of $170 million was provided to Motorola in the first nine months of 2004, and net cash of $98 million was provided by Motorola in the first nine months of 2003.

The Company’s long-term debt (including current maturities) outstanding was $1.25 billion as of October 2, 2004, $15 million as of December 31, 2003, and $31 million as of September 27, 2003. Long-term debt prior to the July 2004 debt offering was principally comprised of debt assumed in connection with the acquisition of Tohoku in 2001.

Our short-term debt primarily consists of notes payable with various banks for working capital requirements. Outstanding short-term debt (excluding current maturities of long-term debt) was $2 million as of October 2, 2004, $14 million as of December 31, 2003, and $38 million as of September 27, 2003. The notes payable to Motorola of $428 million as of July 3, 2004 were paid off using proceeds of the IPO on July 21, 2004.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service. Our concurrent IPO and debt issuance generated $2.8 billion in net proceeds. After a distribution to Motorola of $1.1 billion and the working capital loan repayment of $428 million, we retained approximately $2 billion of cash and approximately $1.25 billion of debt outstanding. We believe that our current net cash balance of approximately $919 million (total cash and cash equivalents less total debt) plus cash flows from operations will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt.

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

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

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

In future periods, additional provisions may be necessary due to: (1) a deterioration in the semiconductor pricing environment; (2) reductions in anticipated demand for semiconductor products; or (3) lack of market acceptance for new products. If these factors result in a significant adjustment to sales discount and price protection allowances, they could significantly impact our future operating results.

Valuation of Investments and Long-Lived Assets

We assess the impairment of investments and long-lived assets, which include identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an annual assessment of impairments will be performed in the fourth quarter of 2004. Important factors which could require an impairment review include: (1) underperformance relative to expected historical or projected future operating results; (2) changes in the manner of use of the assets or the strategy for our overall business; (3) negative industry or economic trends; (4) declines in stock price of an investment for a sustained period; and (5) our market capitalization relative to net book value.

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

The net book values of these investments and long-lived assets at December 31, 2003 and October 2, 2004 were as follows (in millions):

	December 31, 2003	October 2, 2004
Property, plant and equipment	$2,357	$2,193
Goodwill	220	221
Investments	126	34
Intangible assets	28	19

Total	$2,731	$2,467

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

For the three months ended September 27, 2003, there were reversals of $12 million of reserves established in prior periods to cover decommissioning costs which are no longer needed due to lower actual decommissioning costs at closed sites than previously estimated. For the three months ended October 2, 2004, no such asset impairment charge or reversal was recorded.

For the nine months ended September 27, 2003, net asset impairment charges were $21 million, and were primarily related to the impairment of specific facilities located in Arizona and Texas partially offset by the reversals of decommissioning costs which were no longer needed due to the sale of a facility, asset impairments previously established to cover assets held for sale which were placed back in service and exit costs. For the nine months ended October 2, 2004, there was a reversal of $7 million of reserves established in prior periods to cover decommissioning costs which are no longer needed due to lower actual decommissioning costs at closed sites than previously estimated.

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

On October 19, 2004, we announced a restructuring program to streamline operations and reduce selling, general and administrative expenses. We expect to record a $65 million charge in the fourth quarter related to this program. A majority of the estimated 1,000 employees impacted are expected to leave the Company by the end of 2004 with the remainder leaving in 2005.

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

At October 2, 2004 the Company had net outstanding foreign exchange contracts with notional amounts totaling $292 million. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the most significant net foreign exchange hedge positions as of October 2, 2004:

Buy (Sell)	October 2, 2004
Euro	$81
Japanese Yen	(81)
British Pound	(58)
Malaysian Ringett	27

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

During the third quarter of 2004, the Company issued debt securities consisting of $400 million with variable interest rates based on three-month LIBOR maturing in 2009 and an aggregate of $850 million with fixed interest rates maturing in 2011 ($350 million) and 2014 ($500 million).

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to variable-rate payments based on LIBOR. The following table displays which interest rate swaps have been entered into during the third quarter of 2004:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
July 2004	$350	6.875% notes due 2011
July 2004	500	7.125% notes due 2014

	$850

Except for these interest rate swaps, the Company did not enter into commodity derivatives, currency swaps or options relating to debt instruments at October 2, 2004.

The Company has designated these interest rate swap agreements as fair value hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments expected to be made or received under such hedge agreements. The fair value of all interest rate swaps at October 2, 2004 was $13 million.

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

(b) Changes in internal controls over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 2, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Two intellectual property litigation matters are now pending among Motorola and STMicroelectronics and STMicroelectronics NV. On July 1, 2003, Motorola filed a complaint asserting infringement of three patents against STMicroelectronics and STMicroelectronics NV in the United States District Court for the Eastern District of Texas, Beaumont Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. STMicroelectronics answered and counterclaimed by asserting infringement of three patents against Motorola, and seeking, among other remedies, unspecified monetary damages and injunctive relief. STMicroelectronics NV has been served and answered without counterclaiming. On July 18, 2003, STMicroelectronics filed a separate patent infringement suit asserting infringement of three other patents against Motorola in a different Texas federal court, the Sherman Division of the Eastern District of Texas, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint, named and served STMicroelectronics NV, and counterclaimed by accusing STMicroelectronics and STMicroelectronics NV of infringing four additional Motorola patents, seeking, among other remedies, unspecified monetary damages and injunctive relief. The litigation involves both circuit and process semiconductor technology. Discovery is proceeding in both cases. The patents asserted by Motorola have been assigned to the Company and the Company has been added to both cases. The Beaumont and Sherman cases have tentative trial dates in February 2005 and November 2004, respectively.

One intellectual property litigation matter is now pending between Motorola and Micron Technology. On January 8, 2004, Motorola filed a complaint asserting infringement of ten patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents have been assigned to the Company and the Company has been added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technology of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas, and that action has now been consolidated with the Austin case. Discovery is proceeding, but a trial date has not been set.

If we are unsuccessful in resolving any of these proceedings, our operations may be interrupted or we may incur additional costs that could adversely affect our financial condition. However, we do not believe we will be unsuccessful in resolving these proceedings.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flow.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3—Defaults Upon Senior Securities.

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5—Other Information.

Not applicable.

Item 6—Exhibits.

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

FREESCALE SEMICONDUCTOR, INC.

Date: November 9, 2004	By:	/s/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)