Form 10-K
period 2004-12-31
FREESCALE SEMICONDUCTOR INC
filed 2005-03-02
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32241

FREESCALE SEMICONDUCTOR, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0443182
(State of Incorporation)	(I.R.S. Employer Identification No.)

6501 William Cannon Drive West

Austin, Texas

(Address of principal executive offices)

(512) 895-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 Par Value per Share	New York Stock Exchange
Class B Common Stock, $.01 Par Value per Share	New York Stock Exchange

Notes due 2009, 2011 and 2014

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of voting and non-voting Class A common equity held by non-affiliates of the registrant as of January 31, 2005 was approximately $1.549 billion (based on closing sale price of $17.10 per share as reported for the New York Stock Exchange-Composite Transactions).

The aggregate market value of voting and non-voting Class B common equity held by non-affiliates of the registrant as of January 31, 2005 was approximately $4.052 billion (based on closing sale price of $17.47 per share as reported for the New York Stock Exchange-Composite Transactions).

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on January 31, 2005:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	131,064,537
Class B Common Stock; $.01 Par Value	269,978,659

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to its 2005 Annual Stockholders’ Meeting, to be filed subsequently — Part III.

PART I

“Freescale” (which may be referred to as the “Company”, “we”, “us” or “our”) means Freescale Semiconductor, Inc. and its subsidiaries, or one of our segments, as the context requires. “Freescale” is a registered trademark of Freescale Semiconductor, Inc.

Item 1: Business

General

Our Company

Freescale Semiconductor, Inc. (NYSE: FSL, FSL.B) is a global leader in the design and manufacture of embedded semiconductors for the automotive, consumer, industrial, networking and wireless markets. Freescale became a publicly traded company in July 2004 after more than 50 years as part of Motorola, Inc. We are based in Austin, Texas, and have design, research and development, manufacturing or sales operations in more than 30 countries. We are one of the largest semiconductor companies in the world. Coincident with the separation from Motorola in December of 2004, we joined the S&P 500 index, the Philadelphia Semiconductor Index, also known as the SOXX, and the Russell 1000 Index. Our net sales for the year ended December 31, 2004 were $5.7 billion, and for the year ended December 31, 2003 were $4.9 billion.

A common attribute of our success in each of the target markets that we serve is our ability to offer families of embedded processors. In their simplest forms, embedded processors provide the basic intelligence for electronic devices and can be programmed to address specific applications or functions. Examples of our embedded processors include microcontrollers, digital signal processors and communications processors.

In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products we are also able to offer customers complex combinations of semiconductors and software, which we refer to as “platform-level products.” We believe that the ability to offer platform-level products will be increasingly important to long-term success in many markets within the semiconductor industry.

Our Industry

Semiconductors are the key building blocks used to create electronic products and systems. Semiconductors perform a variety of functions, such as processing data, storing information and converting or controlling signals. With advances in semiconductor technology, the functionality and performance of semiconductors has increased while the size, weight, power requirements and unit costs have decreased. The result of these advances has been to increase the proliferation of electronic content in an increasing array of products. According to the Semiconductor Industry Association, the semiconductor market grew from $18 billion in 1983 to $213 billion in 2004, representing a compound annual growth rate of 12.5%.

Recent Trends in the Semiconductor Industry

Worldwide sales of semiconductors were $213 billion in 2004, an increase of 28% from the $166 billion recorded in 2003. The 2004 semiconductor sales established an all-time record level, surpassing the previous record set in 2000 of $204 billion.

Strong growth in sales of personal computers and wireless handsets were among the major drivers of the record semiconductor sales in 2004. Strong PC sales, a 15% increase to 177 million units according to IDC, contributed to a very strong 61% increase in sales of DRAMS (a product we do not offer) with microprocessor sales up 11%. iSuppli reports that wireless handset sales increased to 674 million units in 2004, up 19% from 2003 levels. Handset growth contributed to strong digital signal processor sales which increased by 27% in 2004. The automotive semiconductor market grew 12% in 2004, according to Gartner, driving microcontroller growth of 25%.

The Asia-Pacific region paced the world in semiconductor sales in 2004 with growth of 41% according to the Semiconductor Industry Association. At $89 billion, the Asia Pacific semiconductor market was nearly double the size of Japan, the second largest market, whose sales of $46 billion were up 18%. Semiconductor sales in Europe grew 22%, with semiconductor sales in the Americas region up 21%.

For 2005, the consensus outlook is for the semiconductor market to experience little or no growth. Continuing efforts to reduce excess inventories across the entire supply chain and expanding supply suggested by declining capacity utilization rates will combine to create a challenging environment for us and the semiconductor industry in 2005.

Our Strengths

Given the trends that are currently having an impact on the semiconductor industry, we believe that flexible manufacturing resources, a strong intellectual property position, a global presence, broad product lines, software programmable products and platform-level products will be key competitive differentiators. We believe that we have many of the attributes that will be necessary for long-term success in the industry, including the following:

•	Established embedded processor expertise and leadership. We have the ability to create, establish, maintain and extend our embedded processor architectures and platforms across our target industries and across our business portfolio. In addition, we have strength in embedded processor-based system-on-a-chip integration with multiple processor cores, memory types, RF capabilities, and both analog and digital technology.

•	End-market and applications expertise. Our historical relationships with many of Motorola’s businesses and leading external customers have enabled us to accumulate both relevant and deep market and applications expertise, particularly in the areas of automotive applications, wireless products such as cellular handsets, and wireless and telecommunications infrastructure equipment such as cellular base stations. This enhances our ability to create compelling product families and platform-level products that address the challenges our customers face in their respective industries.

•	Technology and intellectual property leadership. As a result of our history of innovation, we believe that we have industry leading technology and competitive advantages in a number of areas, such as in our RF technologies and cellular handset platforms, our silicon-on-insulator process technology, our robust embedded non-volatile memories and SMARTMOS high-voltage technologies for automotive applications, as well as our microprocessor and digital signal processor performance. Our intellectual property is further supported by our portfolio of over 4,900 patent families. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. We believe that our intellectual property benefits us in a number of ways, including:

•	positions us to develop highly integrated semiconductors for current and future system-on-a-chip applications;

•	allows us to obtain design or process intellectual property from others at terms advantageous to us to enhance our internal development efforts; and

•	generates revenue from licensing our intellectual property to other semiconductor companies.

•	Differentiated approach to manufacturing, allowing for both process technology expertise and flexible manufacturing capacity. We believe that it is critically important to own a leadership process technology road map, as well as to have preferential access to manufacturing assets to ensure security of supply to customers. However, we also believe that the cost of technology ownership and advanced manufacturing capacity require that internal capabilities be supplemented by external partnerships to reduce the cost and risk of new investments. This is the essence of our asset-light strategy. We benefit from our alliances with third parties, such as TSMC with whom we have technology cooperation and manufacturing relationships. We also benefit from the shared development efforts of our jointly funded alliance in Crolles, France with STMicroelectronics and Philips Electronics for process technology development extending to 32 nanometers, as well as a shared 300 millimeter wafer pilot manufacturing facility. The shared development efforts have been recently expanded to include assembly and test operations as well. TSMC also participates in the process technology development aspects of the Crolles alliance, with the objective of maintaining electrical alignment of base CMOS technologies in Crolles and in TSMC, which provides us flexibility for potential volume manufacturing supply at TSMC.

•	Long-term global customer and supporting third-party relationships. We enjoy long-standing and strong relationships with customers in each of our three target markets. As a result of the duration and success of our efforts with market leaders in each of our target industries, we believe we are a leading provider of embedded processors to these customers. We have also developed a significant network of third parties that provide support for our products to our customers, including design tools, software, platform-level designs and complementary products. Our relationships result in closer alignment with our customers, deeper systems knowledge and insight into the challenges that our customers face.

Our Strategy

We intend to enhance our position as a leading global semiconductor company by continuing to apply the following strategy:

•	Focus on large, high-growth market opportunities where we can apply our intellectual property and technology capabilities. While we intend to continue to focus on delivering unique products based on our core competencies in embedded processing and connectivity across our three target industries, we also plan to expand our presence in related large and high-growth markets where we can apply the broad technology and embedded processing capabilities that we have developed for our target markets. For example, we are applying our networking capabilities into areas such as passive optical networking and wireless local area network (WLAN) access points. We are also applying our wireless expertise into handheld gaming, toys and machine-to-machine communications networks. Similarly, we are extending our automotive expertise in embedded control, power management and sensors into underrepresented markets such as appliances, robotics, computer peripherals and toys.

•

Evolve our asset-light strategy and continue to improve our manufacturing and operational efficiencies. We believe that we have taken significant steps to improve our manufacturing efficiencies through the adoption of our asset-light manufacturing strategy. This strategy focuses our internal manufacturing capacity selectively on leading edge, differentiated or specialty process technologies, while supplementing our internal resources with capacity for standard process technologies available from third party foundries. From December 2000 through December 31, 2004, we reduced our manufacturing facilities from 22 to nine and reduced the number of manufacturing employees by approximately 8,700. In 2002, we expanded our relationship with TSMC, the industry’s largest semiconductor foundry. TSMC is headquartered in Taiwan and provides us with long-term capacity based on compatible process technologies. Finally, as part of our asset-light strategy, we continue to seek partnerships to share the cost of developing future generation process technologies. For example, in 2002, we entered into a five-year jointly funded alliance with STMicroelectronics and Philips Electronics in Crolles, France to share the cost of developing advanced CMOS process technology that extends down to 32 nanometers and includes the development of 300 millimeter pilot manufacturing capability technology. This alliance provides us with a process technology road map and 300 millimeter manufacturing capacity at a significantly reduced cost. This provides significant strategic flexibility going forward, allowing us to evolve our manufacturing infrastructure to respond to changes in the industry environment. TSMC also participates in the process technology development aspects of the Crolles alliance, with the objective of maintaining electrical alignment of base CMOS technologies in Crolles and in TSMC, which provides us flexibility for potential volume manufacturing supply at TSMC.

•	Continue to develop high value-added, proprietary products. We believe that pursuing high value-added, proprietary products will allow us to increase our sales and our gross and operating margins. For example, in our Wireless and Mobile Solutions Group (WMSG), we introduced our Innovative Convergence® platforms that are intended to reduce the development time for our customers of 2G, 2.5G, and 3G cellular handset products. In our Transportation and Standard Products Group (TSPG), our differentiated microcontroller products for automotive powertrain management applications continue to gain market share. In our Networking and Computing Systems Group (NCSG), we continue to add to our communications processor family (PowerQUICC™), with the introduction of a third generation of products and the addition of new features, such as security. We intend to continue to increase our portfolio of high value-added, proprietary product offerings.

•	Continue to build upon our strong foundation of intellectual property. We intend to continue to invest in research and development to enable us to continue to offer high quality, differentiated, and cost-effective products to our customers. We believe that our investments in research and development are essential to maintaining our competitive advantages. Where appropriate, through development and licensing agreements with third parties, we intend to reduce our research and development costs, add to our license and royalty streams and focus our resources on those areas that provide the most value to our customers.

•	Increase our breadth and depth of customer relationships. We generally target customers that are leaders in the industries in which our products are used as well as companies that we believe will be future leaders in those industries. As these customers represent a significant share of the market opportunity, we believe that this approach provides us with the ability to best leverage our investments in research and development and to continually develop products that address market needs. In addition, because a number of our existing or targeted customers have historically competed with other divisions of Motorola, we believe that they may have felt constrained by our relationship with Motorola. Through our separation from Motorola, we fully intend to capitalize on our new status as a stand-alone company to increase both the breadth and depth of our customer relationships and decrease our dependency on Motorola.

Products and Applications

We design, develop, manufacture and market a broad range of semiconductor products that are based on our core capabilities in embedded processing. In addition, we offer customers differentiated products that complement our embedded processors and provide connectivity, such as sensors, RF semiconductors, and power management and other analog and mixed-signal semiconductors. Our capabilities enable us to offer customers a broad range of product offerings, from individual devices to platform-level products that combine semiconductors with software for a given application.

We are organized into three primary business groups: Transportation and Standard Products Group (TSPG), Networking and Computing Systems Group (NCSG), and Wireless and Mobile Solutions Group (WMSG). These groups are primarily applications-focused, although TSPG also includes standard products sold into a wide variety of end markets.

The following table gives an overview of some of the principal products and applications of each of our three primary business groups:

	Principal Products	Key Applications
Transportation and Standard Products Group	• Microcontrollers (8-bit, 16-bit, 32-bit) • Embedded microprocessors • Analog and mixed-signal integrated circuits (such as switches, power management devices, motor control devices) • Sensors	• Automotive • Consumer devices • Industrial • Computer peripherals

Networking and Computing Systems Group	• Communications processors • Host computing processors • Digital signal processors • Radio frequency components • Timing and interconnect devices • Network processors • Network multimedia devices	• Wireless infrastructure • Enterprise switching and routing • Network access and aggregation • Computing • WLAN gateways

Wireless and Mobile Solutions Group	• Platforms for cellular handsets and other products • Baseband components • Radio frequency components • Applications processors	• Cellular handsets • Personal digital assistants • Global positioning systems • Mobile gaming devices • Ultra wideband connectivity • Machine-to-machine Communications

Business Segments

Transportation and Standard Products Group (TSPG)

TSPG Overview

TSPG is a global leader in the design, manufacturing and marketing of the key components of embedded control systems. These components include embedded processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. We provide comprehensive product offerings, including development tools, application support, training, documentation and platforms, enabling our customers to rapidly go to market.

Embedded control systems are found in a number of applications. For example, TSPG products can serve as the “brains” of automotive control systems, from wipers that respond to the intensity of rainfall to engine management systems that have significantly reduced exhaust emissions and fuel consumption while giving drivers enhanced performance. TSPG products can make printers operate more quickly and can wirelessly communicate mouse clicks to a computer. TSPG products can monitor food temperature in fast food restaurants and temperature in industrial equipment. They are found in homes in places such as remote controls, microwave ovens, thermostats and toys.

Primary application areas for TSPG products are:

•	automotive (for use in airbags, anti-lock braking systems, comfort, engine management, instrument cluster, navigation, tire pressure monitoring and radio);

•	consumer (for use in alarm systems, audio systems, home appliances, remote controls and toys);

•	industrial (for use in electronic motor control, manufacturing process control, measuring equipment and point-of-sale equipment); and

•	computer peripherals (for use in displays, keyboards, mice and printers).

In 2004, over 70% of TSPG’s sales were generated from automotive applications.

TSPG Market Opportunity

We believe that the automotive industry, which currently represents the largest portion of TSPG sales, is an attractive market given its consistent long-term growth profile, its longer product life cycles and its lower degree of variability when compared to most other semiconductor markets. Semiconductor growth in this market is driven only to a small degree by vehicle production and is instead primarily driven by the increasing electronic content in vehicles, particularly in the areas of safety, powertrain management, comfort and entertainment features. Also driving growth in this market is the replacement of mechanical systems with electronically controlled systems. Examples are the replacement of manually operated car windows, the replacement of hydraulic power steering with electric power steering, and, in the future, the replacement of hydraulic brakes with electronic “brake-by-wire” systems.

The industrial, consumer and computer peripheral industries also represent significant growth opportunities for TSPG. Our TSPG strategy is to expand our portfolio of both general purpose and application specific products for the industrial, consumer and computer peripheral markets. The diverse customer and application base this creates is a strength of TSPG’s business.

Our key competitors in this group include Analog Devices, Inc., Bosch, Fujitsu Ltd., Infineon, Microchip Technology Incorporated, NEC Corporation, Philips Electronics, Renesas, STMicroelectronics and Texas Instruments.

TSPG Principal Products

•	Microcontrollers. Microcontrollers are computers on a chip, integrating all the major components of a computing system onto a single integrated circuit. Microcontrollers are the “brains” of many electronic applications, controlling electrical equipment or analyzing sensor inputs. We offer 8-bit, 16-bit and 32-bit microcontrollers.

•	Embedded Microprocessors. Embedded microprocessors are very similar to microcontrollers except that they do not integrate the memory storing the software program. Examples of applications using our embedded microprocessors include automotive telematics systems (which combine computing capabilities with wireless systems), printers and industrial control systems.

•	Analog and Mixed-Signal Integrated Circuits. Our analog and mixed-signal integrated circuits perform one or more of a number of functions, including driving actuators (such as motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for communications. These integrated circuits are highly engineered, integrated products combining logic, analog and power circuits.

•	Sensors. The two major categories of semiconductor-based sensors that we provide are pressure sensors and inertial sensors. Pressure sensors measure the pressure of gases or liquids. For example, automotive engine management systems require the measurement of air pressure to optimize the combustion process. Other applications include blood pressure measurement, water level sensing in washing machines and tire pressure monitoring systems. Inertial sensors measure acceleration and gravitational fields. A common application for inertial sensors is in airbag systems to detect crashes. We have also recently launched a family of low-g inertial sensors, which can be used for non-automotive applications, such as measuring the vibration of washing machines, gauging running speed and distance in running shoes, or detecting “free fall” in handheld devices to trigger mechanisms that protect disc drives.

TSPG Strengths

We believe our key competitive strengths include:

•	our technology leadership relating to microcontroller and embedded microprocessor performance, embedded memory, micromachining used to manufacture sensors and the ability to integrate analog and power functions;

•	our system-on-a-chip design methodology for hyper-integration (which is the integration of unique and dissimilar technologies) of complete products;

•	our established base of processor architectures and associated support tools;

•	our applications and systems knowledge; and

•	a legacy of working with leading automotive customers.

TSPG Growth Drivers

We are focused on three initiatives that we believe will drive our future revenue growth:

•	grow our business in high-growth, emerging markets, including China and Latin America;

•	capitalize on the expanding semiconductor content in automotive vehicles, including high-growth applications such as navigation, remote automobile diagnostics and safety, digital audio, tire pressure monitoring and the replacement of mechanical and hydraulic systems with electronic systems; and

•	broaden our product portfolio and our target industries, particularly in the areas of industrial and consumer electronics, where our competencies in embedded processing, analog and mixed- signal design and sensors provides the opportunity to create differentiated and high value-added products.

Networking and Computing Systems Group (NCSG)

NCSG Overview

NCSG designs, manufactures and markets embedded processors and complementary connectivity products for the wired and wireless networking and computing markets. We offer semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. Our products support multiple communications standards and protocols, security features, network processing and broadband access devices. These products are used in four major types of equipment:

•	network access equipment (such as WLAN access points, gateways and cable television set-top boxes);

•	network communications equipment (such as switches and routers for data and voice traffic);

•	wireless infrastructure equipment (such as cellular base stations); and

•	computing equipment (such as desktop and laptop computers, networked storage, gaming, and media hard copy devices).

Our PowerQUICC™ family of communications processors is one of the key offerings of NCSG, typically generating between 30% and 40% of NCSG sales.

NCSG Market Opportunity

The communications semiconductor market is driven largely by demand for high-speed access to communications networks. As the number and types of devices accessing communications networks continues to expand and as multimedia applications, which use larger amounts of network capacity, proliferate, the demand for bandwidth and high-speed communications equipment is expected to grow. An example of the type of application driving greater network access rates is WLAN access points that require both processing and advanced security features at the point of access to protect the data being transmitted as well as the integrity of the network being accessed.

Our key competitors in this group include Agere, Broadcom Corporation, Conexant Systems Inc., Intel, International Business Machines Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Texas Instruments and Vitesse Semiconductor Corporation.

NCSG Principal Products

•	Communications Processors. Communications processors are programmable semiconductors that perform tasks related to control and manipulation of digital data, as well as network interfaces. Our communications processors generally include our PowerQUICC™ family of processors. We sell our communications processors primarily for use in network and wireless access and customer premise equipment applications. We also sell communications processors to customers for control and processing functions in a variety of media and data storage applications, as well as for applications requiring security features, such as virtual private networks that we enable through our encryption techniques.

•	Host Processors. Host processors are programmable devices that are designed to be scalable in terms of performance in order to meet the highly diverse needs of products ranging from desktop and laptop computer central processing units to high-performance, highly integrated embedded microprocessors. The PowerPC™ microprocessor architecture cost-effectively provides strong processing performance, high degrees of integration, reduced power consumption and a broad set of development tools.

•	Digital Signal Processors. Digital signal processors are special-purpose microprocessors that can perform arithmetic calculations, such as addition and multiplication, very rapidly on a real-time basis. Digital signal processors for networking applications are used in products that require high performance calculations, such as voice compression (the conversion of voice signals into data packets) and the conversion of analog signals into digital signals at very high speeds.

•	Radio Frequency Devices. We sell radio frequency devices used to transmit and receive signals in wireless infrastructure products, which primarily include 2G, 2.5G, and 3G cellular base stations and cellular base transceiver stations. Our radio frequency devices include base station integrated circuit drivers, base station module pre-drivers, and radio frequency high- power transistors. These products amplify the analog signal output from a radio transceiver in preparation for transmission as a high-powered radio frequency signal over a wireless network.

•	Timing and Interconnect Devices. We provide a complete product line of clock devices for our customers’ system timing needs. We believe our portfolio of clock devices is one of the broadest in the industry. In addition, we offer several interconnect products, such as serializer/deserializer products that convert data streams between parallel and serial forms. These devices are used for high-bandwidth intra-system communications between chips across a board, through a backplane (a board with slots into which other boards can be plugged) or over cables.

•	Network Processing Devices. Network processors are programmable devices that process packets of data and control how that data is sent over a network such that the data retains its quality and integrity without interfering with other data traffic on the network. We offer supporting software with our network processor products, and our customers often add their own supporting software as well. We also provide traffic management co-processors that can accommodate multiple communications protocols in combination with our network processing devices, that enable our customers to implement comprehensive solutions with predictable levels of performance, or quality of service. Our traffic management co-processors provide support for virtually any networking protocol, enabling quality of service management functions to be applied to virtually any traffic type.

•	Networked Multimedia Devices. We offer a range of products designed to improve the performance and to reduce the size and cost of multimedia delivery applications in the home. These products include single chip cable tuners for set top boxes, televisions, VCRs and cable modems. We also sell RF modulators that handle sound signals so they can be fed into a television antenna for applications such as set top boxes, DVD players and recorders, VCRs and games stations. We provide multi-channel television sound stereo encoders which solve an industry problem of preserving sound quality in surround sound and other audio systems found in set top boxes, DVD players and recorders, VCRs and games stations.

NCSG Strengths

We believe our key competitive strengths include:

•	our product performance, as measured by speed, power requirements, reliability, competitive features and pricing;

•	our broad range of product offerings;

•	our established communications processing, high power radio frequency, encryption and connectivity technology expertise; and

•	our well-developed network of independent third-party suppliers that provides tools, software, reference designs (designs incorporating a board, semiconductors, software and, in some cases, the product casing) and other complementary products to our customers.

NCSG Growth Drivers

We are focused on four initiatives that we believe will drive our future revenue growth:

•	continue to focus on leading original equipment manufacturers and to increase our market share at these accounts;

•	leverage our intellectual property portfolio to create new cost-effective and differentiated products for our customers;

•	create high value-added platform-level products in high-growth segments of our market that incorporate devices, software and reference hardware; and

•	continue to build our network of third-party suppliers to provide our customers with tools, software and services that support the use of our products.

Wireless and Mobile Solutions Group (WMSG)

WMSG Overview

WMSG designs, manufactures and markets platform-level products and semiconductors used in the design and manufacturing of wireless mobile devices such as cellular phones, smartphones, personal digital assistants (PDAs), two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. Our strategy focuses on enabling the proliferation of wireless platforms, applications processors and radio frequency devices. Currently, over 90% of our sales in this group are derived from cellular handsets, with Motorola being our largest end customer, representing 74%, 69% and 73% of WMSG’s 2004, 2003, and 2002 sales, respectively.

As part of our separation from Motorola, we entered into a multi-year purchase and supply agreement through the end of 2006. Under this agreement, Motorola has committed, on behalf of its cellular subscriber businesses, to purchase from us substantially all of its cellular baseband semiconductor requirements (other than cellular baseband products based on code division multiple access technologies which we do not design) for cellular handsets designed by Motorola and manufactured by or for Motorola through 2006. Under this agreement, Motorola will also treat us as a preferred supplier for other semiconductor components required by its cellular subscriber businesses for cellular handset manufacturing. In addition, Motorola has agreed to continue to encourage its original design manufacturers to purchase cellular baseband products and other semiconductors from us in connection with their production of cellular handsets for Motorola. Motorola’s obligations are subject to our ability to continue to supply our products on a competitive basis with respect to pricing, timing and features and other customary conditions with respect to capacity, delivery, quality and development.

WMSG Market Opportunity

Much of the growth in this market is expected to be driven by the growing adoption of 3G cellular handsets, which require increased semiconductor content for enhanced multimedia functionality and access to high-bandwidth data networks. We intend to expand our customer base for handsets beyond Motorola focusing on the current leading handset vendors around the world, as well as developing relationships with several of China’s largest original equipment manufacturers and original design manufacturers to help them create faster time-to-market products.

Our key competitors in this group include Infineon, Philips Electronics, QUALCOMM, RF Microdevices, Inc., Skyworks Solutions, Inc., STMicroelectronics and Texas Instruments.

WMSG Principal Products

•	Baseband Processors. Baseband processors, typically consisting of an integrated digital signal processor and reduced instruction set computing cores, perform the digital signal processing and control functions required for cellular communications. Digital signal processing and control functions include speech compression and decompression, encoding and decoding and transmission and reception of voice and data signals. In addition, our baseband processors handle other functions, such as the keypad interface, audio control, ringing and display driving.

•	Power Management Semiconductors. Our power management devices control and supply the power to the various subsystems within a cellular handset. In addition, our power management devices handle the requirements for battery charging and audio amplification for the speaker and microphones.

•	Radio Frequency Semiconductors. Our radio frequency semiconductors include both radio frequency transceivers and power amplifiers. Radio frequency transceivers convert the digital signal received from the communications microcontroller to an analog signal in preparation for transmission as a radio frequency signal over a wireless network. Our radio frequency components target a variety of applications, such as cellular handsets, Bluetooth-enabled devices, WLAN and ultra-wideband connectivity. The breadth of our radio frequency technologies enables us to apply the best fit in terms of the cost and performance tradeoffs for each function within a handheld wireless product, helping customers create cost-effective products.

•	Applications Processors. Applications processors are used in a variety of applications, such as cellular handsets, PDAs, mobile gaming devices, MP3 players, global positioning systems, and other handheld devices requiring long battery life or utilizing touch-screen technology. Applications processors handle personal information management functions, such as address book, calendar and mail applications. In addition, the applications processor performs the necessary processing required to encode, decode and display video and audio files.

•

Platform-Level Products. In addition to our individual devices, we offer customers comprehensive platform-level products for cellular handsets. We offer platform-level products for leading cellular protocols, including Global Systems for Mobile Communications (GSM), General Packet Radio Service (GPRS), Enhanced Data for GSM Evolution (EDGE), integrated digital enhanced network (iDEN) and Universal Mobile Telecommunications System (UMTS) as well as emerging protocols such as Zigbee and ultrawideband. Zigbee is a standards-based technology being developed for remote monitoring and control applications that require simplicity, reliability, low cost and low power. Ultrawideband is a high-bandwidth wireless technology well suited for delivering multimedia wirelessly between computers and other consumer electronics devices. We intend to continue to invest in research and development for new products, as well as for further enhancements and modifications to our existing platforms.

Through our highly integrated platforms, we are addressing the wireless industry’s need for flexible, scalable platforms that include robust, fully integrated silicon, software and support, which in turn ease the creation of current and next-generation wireless products. Our platform-level products also help reduce the time it takes for original equipment manufacturers to get to market, by shortening the prototyping-to-initial-production cycle by as much as six to 12 months.

WMSG Strengths

We believe our key competitive strengths include:

•	our breadth of product offerings ranging from baseband, power management, radio frequency and application processors to highly integrated cellular platforms;

•	our established embedded processor and radio frequency expertise;

•	our strong intellectual property position based on over 50 years of wireless experience;

•	our legacy of working with a leading handset provider; and

•	our expertise in platform integration, radio miniaturization, wireless security and system-on-a-chip design.

WMSG Growth Drivers

We are focused on three initiatives that we believe will drive our future revenue growth:

•	expand our customer base beyond Motorola for our platform-level products and derive new revenue streams from existing customers with related applications;

•	broaden our revenue from existing products, such as PDAs and mobile gaming devices and expand into new markets for local connectivity devices, smart mobile devices and wireless consumer electronics; and

•	identify new opportunities to increase market adoption of our applications processors.

Customers, Sales and Marketing

We sell our products worldwide to original equipment manufacturers, to original design manufacturers and to contract manufacturers through our own sales force, agents and distributors. As of December 31, 2004, our internal sales force included over 800 sales, sales support personnel and field applications engineers. Our direct sales force is aligned by customer end markets in order to bring dedicated expertise and knowledge to our customers.

We also maintain a network of distributors that have the global infrastructure and logistics capabilities to handle several thousand other customers. Our main global distributors are Arrow Electronics, Inc., Avnet, Inc. and Future Electronics, Inc., complemented by a number of specialty regional distributors who have special relationships with their customers based on their respective collections of product offerings.

We have 69 sales offices located in 24 countries. We believe that it is important to have a large number of sales offices to closely align ourselves with the development efforts of our customers, as well as to be able to respond quickly to customer requirements.

We generally target customers who are leaders in industries in which our products are used as well as companies that we believe will be future leaders in these industries. Motorola is currently our largest end customer, comprising approximately 28%, 23%, and 26% of 2004, 2003 and 2002 sales. No other end customer represented more than 10% of our sales for these periods.

Research and Development

Research and development is critical to our success, and we are committed to maintaining consistent levels of research and development expenditures. Our research and development spending has been approximately $1.0 billion for each of the past three years. Our research and development activities focus on both product and process development. Our product design engineering activities, which constitute the majority of our research and development expenditures, are primarily aligned with our three business groups and the areas of focus for these investments are described within the relevant business sections. Our process technology development resources are shared across our three business groups and, in addition, we have shared resources for development in selected areas, such as embedded memory technology, packaging technology and system-on-a-chip design methodology. We believe that this approach allows us to apply our investments in process technology and other selected areas across a broad portfolio of products.

We participate in alliances or other arrangements with external partners in the area of process technology, manufacturing technology and materials development to reduce the cost of development and accelerate access to new technologies. For example, our jointly-funded alliance with STMicroelectronics and Philips Electronics in Crolles, France is focused on the development of advanced CMOS process technology from 90 nanometers down to 32 nanometers on 300 millimeter wafers. This cooperation includes the development of analog, memory, SOI and radio frequency capabilities to be implemented in CMOS to enable the production of integrated system-on-a-chip products. TSMC also participates in the process technology development aspects of the Crolles alliance, with the objective of maintaining electrical alignment of base CMOS technologies in Crolles and in TSMC, which provides us flexibility for potential volume manufacturing supply at TSMC. In addition, we have joint development activities with TSMC for adding flash memory technology to basic CMOS for microcontroller manufacture, as well as developing a high-performance 65-nm SOI front-end process. We are members of Sematech Inc. and the Semiconductor Research Corporation for advanced process development research, a founder member of EUV LLC, a consortium promoting advanced lithography research, and we also collaborate on a number of projects with universities globally. We have several research projects with IMEC (Leuven, Belgium), and collaborative research programs with CEA-LETI (Grenoble, France).

As of December 31, 2004, our total research and development staff consisted of approximately 5,500 employees working at 50 sites around the world. Our research and development locations include facilities in the United States, Hong Kong, Brazil, China, India, Japan, Romania, Israel, Australia, the United Kingdom, France and Germany.

Manufacturing

Our goal is to optimize our manufacturing capacity through a balanced use of internal capabilities, external manufacturing and alliances. We currently manufacture a substantial portion of our products at our own facilities. However, in the past several years, as part of our asset-light strategy, we consolidated several factories which reduced our number of total manufacturing facilities from 22 to nine, including seven fabs, and reduced the number of manufacturing employees by 8,700.

As part of our asset-light strategy, we utilize a balance of internal and external manufacturing resources for standard CMOS processes and high-volume products. This allows us to maximize cash flow and minimize the risk associated with market fluctuations. For specialty technologies, such as silicon germanium, we will continue to source nearly all of this volume internally. We have relationships with several wafer foundries and assembly and test subcontractors to meet our external sourcing needs. In June 2002, we announced a strategic manufacturing relationship with TSMC for greater access and flexibility of supply.

For advanced technology, we have a five-year jointly funded alliance with STMicroelectronics and Philips Electronics for 300 millimeter wafer fabrication in Crolles, France. We own equipment in this facility as a result of our investment.

We operate nine owned manufacturing facilities, of which seven are wafer fabrication facilities and the remaining two are assembly and test facilities. The locations of these facilities, the types of products they produce and technologies that they support are described in the table below. These facilities are certified to the ISO-9000/14001 international quality standards plus the TS16949 standard for the automotive industry.

Manufacturing Facilities

Name & Location	Representative Products	Technologies Employed
WAFER FABS

CS-1, Tempe, Arizona	• Power amplifiers • Radio frequency switches	• 150 millimeter (mm) wafers • GaAs • 0.5 micron

MOS-9, East Kilbride, Scotland	• Flash microcontrollers • Power management • Radio frequency LDMOS transistors • Mixed-signal devices	• 150 mm wafers • CMOS, embedded non-volatile memory (NVM) • 0.5 micron

MOS-20, Toulouse, France	• Power management • Motor controllers • Power semiconductors	• 150 mm wafers • Power CMOS • 0.5 micron

TSC-6, Sendai, Japan	• Microcontrollers • Sensors	• 150 mm wafers • CMOS, embedded NVM • 0.5 micron

MOS-11, Austin, Texas	• Radio frequency transceivers • Radio frequency amplifiers • Power management • Communications processors	• 200 mm wafers • CMOS, BiCMOS silicon germanium carbon, power CMOS • 0.25 micron

MOS-12, Chandler, Arizona	• Microcontrollers • Power management • Embedded processors	• 200 mm wafers • CMOS, embedded NVM, power CMOS • 0.18 micron

MOS-13, Austin, Texas	• Communications processors • Host processors • Applications processors	• 200 mm wafers • Advanced CMOS, system-on-a-chip • 0.09 micron

ASSEMBLY & TEST

KLM, Kuala Lumpur, Malaysia	• Communications processors • Host processors • Microcontrollers • Power management • Analog and mixed-signal devices • Radio frequency devices

BAT-3, Tianjin, China	• Communications processors • Microcontrollers • Power management • Analog and mixed-signal devices

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, packaging substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world. These suppliers deliver products to us on a just-in-time basis, and we believe that they have sufficient supply to meet our current needs, although it is possible that we could experience inadequate supply due to a sudden worldwide surge in demand. In addition, we sole source a number of our supplies. Should an unexpected event occur at one of these suppliers, our business, financial condition and results of operations could be adversely affected.

Like many global companies, we maintain plans to respond to external developments that may affect our employees, facilities or business operations. Business continuity is very important to us as we strive to ensure reliability of supply to our customers. TS16949 quality standards, our company standards of internal control, and our company quality standards all require a business continuity plan to effectively return critical business functions to normal in the case of an unplanned event, and our operations are certified to all of these standards. We require our major foundries, assembly and test providers and other suppliers to have a business continuity plan as well.

Our business continuity plan covers issues related to continuing operations (e.g., continuity of manufacturing and supply to customers), crisis management of our business sites (e.g., prevention and recovery from computer, data, hardware and software loss) and information protection. We perform annual risk assessments at each site, review over 1,200 activities, scenarios, risks and actual events, and conduct annual test drills. Generally, we maintain multiple sources of supply of qualified technologies. We also audit our suppliers’ compliance with their plans.

Competition

We operate in a highly competitive market. While few companies compete with us in all of our product areas, our competitors range from large, international companies offering a full range of products to smaller companies specializing in narrow markets within the semiconductor industry. The competitive environment is also changing as a result of increased alliances between competitors, and we expect that this will continue to evolve through alliances, strategic acquisitions or other agreements among our competitors. Our competitors may have greater financial, personnel and other resources than we have in a particular market or overall. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings or as new participants enter our markets. Increased competition may result in reduced profitability and reduced market share.

We compete in our different product lines primarily on the basis of price, technology offered, product features, quality and availability, warranty, quality and availability of service, time-to-market and reputation. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. New products represent the most important opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry.

Our primary competitors are other integrated device manufacturers, such as Infineon, Intel Corporation, Renesas Technology Corporation, STMicroelectronics and Texas Instruments Incorporated. However, our key competition varies to some degree in each of our groups.

Backlog

Our backlog was $1.3 billion at December 31, 2004, $1.2 billion at December 31, 2003 and $1.1 billion at December 31, 2002. Motorola represented approximately 34%, 33% and 28% of that backlog on each of those respective dates. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks’ requirements are reported. An order is removed from the backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the

13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised in response to changes in customer needs. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, we believe that most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

Employees

As of December 31, 2004, we employed approximately 22,200 full-time employees, compared to approximately 22,300 full-time employees at December 31, 2003 and 24,800 at December 31, 2002. Approximately 5,500 were dedicated to research and development, 14,100 to manufacturing, 1,500 to selling and marketing and 1,100 to general and administrative functions. By geography, 42% of our employees are located in the United States, 36% in the Asia/Pacific region, 21% in Europe and 1% in all other locations. We believe that our continued success will depend on our ability to attract and retain highly qualified personnel.

Directors and Executive Officers

Set forth below is information concerning our directors and executive officers.

Name	Age	Position(s)
H. Raymond Bingham	59	Director
Stephen P. Kaufman	63	Lead Director
Kevin Kennedy, Ph.D.	49	Director
Antonio M. Perez	59	Director
B. Kenneth West	71	Director
Michel Mayer	45	Chairman of the Board and Chief Executive Officer
Alan Campbell	46	Senior Vice President and Chief Financial Officer
David M. Doolittle	50	Senior Vice President, Human Resources
Franz Fink, Ph.D.	43	Senior Vice President and General Manager, Wireless and Mobile Systems Group
Paul E. Grimme	45	Senior Vice President and General Manager, Transportation and Standard Products Group
Janelle S. Harris	48	Senior Vice President, Business Operations
Alexander Pepe	43	Senior Vice President, Manufacturing
David Perkins	43	Senior Vice President and General Manager, Networking and Computing Systems Group
Sumit Sadana	36	Senior Vice President, Strategy
Claudine Simson, Ph.D.	51	Vice President and Chief Technology Officer
John D. Torres	46	Senior Vice President and General Counsel

Our Non-Employee Directors

H. Raymond Bingham has served as one of our Directors since the completion of our initial public offering in July 2004. Mr. Bingham has been Executive Chairman of the Board of Directors of Cadence Design Systems, Inc., a supplier of electronic design automation software and services, since May 2004. Prior to being named Executive Chairman, he was a Director, President and Chief Executive Officer of Cadence since April 1999. Mr. Bingham previously served as the Executive Vice President and Chief Financial Officer of Cadence from 1993 to April 1999. Mr. Bingham is also a Director of KLA-Tencor Corporation and Oracle Corporation.

Stephen P. Kaufman has served as one of our Directors since the completion of our initial public offering in July 2004. Mr. Kaufman has been a Senior Lecturer of Business Administration at the Harvard Business School

since January 2001. From 1986 to July 2000, he served as Chief Executive Officer of Arrow Electronics, Inc., a distributor of electronic components and computer-related products, and from 1992 to June 2002 he served as Chairman of the Board. Prior to joining Arrow, he served in executive capacities with Midland-Ross Corporation, a manufacturer of electrical, electronic and aerospace products and thermal systems. Prior to Midland-Ross, he was a partner of McKinsey & Co., an international management consulting firm. Mr. Kaufman is also a director of Harris Corporation and KLA-Tencor.

Dr. Kevin Kennedy has served as one of our Directors since the completion of our initial public offering in July 2004. Dr. Kennedy has been Chief Executive Officer of JDS Uniphase, a manufacturer of optical products for communications, commercial and consumer applications since September 1, 2003, and has served as a Director of JDS Uniphase as well as Chairman of its Corporate Development Committee since October 2001. Dr. Kennedy served as a Director and Chief Operating Officer of Openwave Systems from August 2001 to 2003. Prior to joining Openwave, Dr. Kennedy spent seven years at Cisco Systems, a manufacturer of computer networking systems, last as Senior Vice President of the Service Provider Line of Business and Software Technologies Division. Dr. Kennedy is also a Director of Openwave Systems and Rambus, Inc.

Antonio M. Perez has served as one of our Directors since December 2004. Mr. Perez has been President and Chief Operating Officer of Eastman Kodak Company since April 2003, and has served as a director of Kodak since October 2004. Just prior to joining Kodak, Mr. Perez served as an independent consultant for large investment firms, providing counsel on the effect of technology shifts on financial markets. From June 2000 to December 2001, Mr. Perez was President and Chief Executive Officer of Gemplus International. Mr. Perez previously spent 25 years with Hewlett-Packard Company, where he served as president of its Consumer Business, president of its inkjet imaging business, corporate vice president and a member of HP’s Executive Council. He also held a variety of positions in research and development, sales, manufacturing, marketing and management with HP, both in Europe and the U.S.

B. Kenneth West has served as one of our Directors since the completion of our initial public offering in July 2004. Mr. West has been a Senior Consultant for Corporate Governance to TIAA-CREF, a major pension fund company, since 1995. He retired as Chairman of Harris Bankcorp, Inc. in 1995 where he had been employed since 1957. A former Director of Motorola, Mr. West currently serves as Chairman of the National Association of Corporate Directors (NACD) and as a Director of The Pepper Companies, Inc., a privately owned commercial construction company.

Our Executive Officers

The following sets forth information concerning our executive officers. All of our executive officers are appointed by our board of directors.

Michel Mayer has served as our Chairman and Chief Executive Officer since May 2004. From September 2001 to November 2003, Mr. Mayer served as general manager of IBM Microelectronics, the semiconductor business of International Business Machines Corporation (“IBM”). During that time period, Mr. Mayer also served on IBM’s Worldwide Management Council. Mr. Mayer served in various capacities with IBM from 1984 to 2001, including as general manager of IBM’s pervasive computing division and its networking hardware division, as well as in engineering and product management roles for IBM in both the U.S. and France. Mr. Mayer also serves as a director of the Semiconductor Industry Association.

Alan Campbell is our Senior Vice President and Chief Financial Officer. Mr. Campbell served as Senior Vice President and Director of Finance of the SPS division of Motorola, Inc. (“SPS”) from February 2003 to May 2004. From May 2001 to February 2003, he served as Corporate Vice President and Director of Finance of SPS. From October 2000 to May 2001, he served as Vice President and Director of Finance of SPS. Prior to that he served as Vice President and Director of Finance of SPS’s Technology and Manufacturing Group.

David M. Doolittle is our Senior Vice President, Human Resources. Mr. Doolittle served as Senior Vice President and Director of Human Resources of SPS from May 2002 to May 2004. Prior to May 2002, he was

Corporate Vice President and Director, Human Resources of SPS for two years. Prior to that he was Vice President and Director of Human Resources of SPS’s Order Fulfillment Organization and for the Austin Region.

Franz Fink is our Senior Vice President and General Manager, Wireless and Mobile Systems Group. Mr. Fink served as Vice President and General Manager of SPS’ Wireless and Mobile Systems Group from April 2003 to May 2004. Prior to that, Mr. Fink served as Vice President and General Manager of the 32-bit Embedded Controller Division in SPS’ Transportation and Standard Products Group.

Paul E. Grimme is our Senior Vice President and General Manager, Transportation and Standard Products Group. Mr. Grimme served as Corporate Vice President and General Manager of the Transportation and Standard Products Group of SPS from July 2003 to May 2004. Prior to that, Mr. Grimme served as Corporate Vice President and General Manager of the 8/16 bit division of the Transportation and Standard Products Group of SPS.

Janelle S. Harris is our Senior Vice President of Business Operations and has held this newly-created position since February 2005. Ms. Harris served as Senior Vice President for Global Channel Sales, from April 2004 to February 2005. Ms. Harris served as Corporate Vice President and Director, Global Channel Sales for SPS, from February 2003 through March 2004, and prior to that, as Vice President and Director, Global Channel Sales for SPS from September 2000 through January 2003.

Alexander Pepe is our Senior Vice President of Manufacturing and has held this position since February 2005. Mr. Pepe served as Vice President and General Manager of the Transportation and Standard Products Group’s 32-bit Embedded Controller Division from June 2003 to February 2005. Prior to that, Mr. Pepe served as Vice President and Assistant General Manager of the Wireless Broadband Systems Group of SPS from January 2003 to June 2003. Prior to that, Mr. Pepe served as Vice President Strategy, Technology and Manufacturing of SPS from April 2001 to January 2003, and as Vice President, Die Manufacturing Wireless Broadband Systems Group/Networking and Computing Systems Group from December 1999 to April 2001.

David Perkins is our Senior Vice President and General Manager, Networking and Computing Systems Group. Mr. Perkins served as Corporate Vice President and General Manager of the Networking and Computing Systems Group of SPS from February 2002 to May 2004. Mr. Perkins served as President and CEO of Metrowerks from 1999 to 2002. Prior to becoming an executive officer of Metrowerks in 1995, Mr. Perkins was a partner at Coopers & Lybrand.

Sumit Sadana is our Senior Vice President, Strategy, and has held this position since December 2004. Prior to that, Mr. Sadana served as Vice President of IBM’s electronic design technology solutions business from April 2004 to October 2004. Prior to that, Mr. Sadana served as IBM’s Director of Strategy, Technology Group from January 2001 to April 2004, and as operations manager for IBM Technology Group’s Networking Business from February 2000 to December 2000.

Dr. Claudine Simson is our Chief Technology Officer, with global research and development responsibility for semiconductor process, design and system technologies. Dr. Simson is also leading our corporate standards function and driving Innovation and Intellectual Property generation across the company. Dr. Simson served as Corporate Vice President and Chief Technology Officer of Motorola - Semiconductor Product Sector from March 2003 to May 2004. Prior to joining Motorola, Dr. Simson was Chief Technology Officer at IPVALUE Management, based in Palo Alto, CA, after spending 24 years with Nortel Networks where she was senior executive in technology research and development. Dr. Simson is the recipient of three honorary doctorates and of the Order of France for the worldwide advancement of Science & Technology. She is Fellow of the Royal Society of Canada (Academy of Science) and Fellow of the Fields Institute for Mathematical Research (which delivers the Fields Medal, equivalent to the Nobel Prize for Mathematics).

John D. Torres is our Senior Vice President and General Counsel. Mr. Torres served as a Vice President in Motorola’s Corporate Law Department and Law Director for SPS from April 2001 to May 2004. From October

2000 to March 2001, he served in Motorola’s Corporate Law Department as Law Director for SPS. From February 2000 to September 2000, he served in Motorola’s Corporate Law Department as Commercial Law Director for SPS. From May 1996 to January 2000, he served in Motorola’s Corporate Law Department as Senior Counsel supporting Motorola’s Satellite Communications Group.

Item 2: Properties

Our principal executive offices are located at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world, some of which are currently shared facilities with Motorola. As of December 31, 2004, we owned 14 facilities, 4 of which are located in North America and 10 of which are located in other countries. In the aggregate, we lease 105 facilities, 45 of which are located in the Americas and 60 of which are located in other countries. Our total square footage consists of 13 million square feet, of which 10.7 million square feet is owned and 2.3 million square feet is leased. Our remaining lease terms range from monthly leases to 21 years.

The following table describes our facilities:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage
Americas	4 owned facilities, 45 leased facilities	• Austin, Texas • Phoenix, Arizona	6.0 million	1.4 million

Asia	5 owned facilities, 25 leased facilities	• Kuala Lumpur, Malaysia • Hong Kong • Sendai, Japan • Tianjin, China	2.0 million	0.4 million

Europe, Middle East, Africa	5 owned facilities, 35 leased facilities	• East Kilbride, Scotland • Toulouse, France • Munich, Germany • Tel Aviv, Israel	2.7 million	0.5 million

As part of our overall strategy to reduce operating costs and improve our financial performance, a number of facilities have either been sold or are currently for sale. Since January 2003, facilities in Irvine, California, Mesa, Arizona, Sendai, Japan, South Queensferry, Scotland, and Tianjin, China were sold. Facilities, or portions thereof, including land, in Austin, Texas and West Creek, Virginia are currently for sale.

We believe that all of our facilities and equipment are in good condition, are well maintained and are able to operate at present levels.

We have a concentration of manufacturing (including assembly and test) in Asia, primarily in China, Japan, Malaysia and Taiwan, either in our own facilities or in the facilities of third parties. If manufacturing in the region were disrupted, our overall production capacity could be significantly reduced.

See “Manufacturing Facilities” in Item 1: Business for a more detailed description of our properties.

Item 3: Legal Proceedings

Intellectual Property Matters

Protection of our patent portfolio and other intellectual property rights is very important to our operations and has become even more important under our new business model discussed above. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of over 4,900 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. These patents are typically valid for 20 years from the date of filing. We do not believe that any individual patent, or the expiration thereof, is or would be material to any of our business groups.

Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under our agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business and have assumed certain of these liabilities.

One intellectual property litigation matter is now pending against Micron Technology. On January 8, 2004, Motorola filed a complaint asserting infringement of ten patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents have been assigned to the Company and the Company has been added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technology of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas, and that action has now been consolidated with the Austin case. Under the agreements with Motorola, the Company has defense and indemnity obligations to Motorola for the Austin case. While a trial date has not been set, under the current scheduling order trial will not occur until mid-2006.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of trichloroethylene and other organic compounds in the groundwater underlying a former Motorola facility on 52nd Street in Phoenix, Arizona, which is a federal National Priorities List Superfund site. The Superfund site has been divided into operable units by the Environmental Protection Agency (EPA). The first operable unit required Motorola to investigate and perform on-site soil and groundwater remediation at and in the vicinity of the 52nd Street facility. EPA issued a record of decision for the second operable unit in July 1994. That decision led to a consent decree involving Motorola that resulted in the design of a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of the first operable unit. That remedy is now being implemented by Motorola and another potentially responsible party. The EPA has not announced a final remedy for either the first operable unit or the second operable unit which leaves open the possibility that there could be additional cleanup costs associated with either operable unit. We are actively working with federal and state agencies to perform remedial action consistent with what we believe to be the appropriate level of responsibility. The EPA has performed some preliminary investigation into a third operable unit, which is an area extending beyond the boundaries of the area delineated in the second operable unit. A number of additional potentially responsible parties, including Motorola, have been identified at the third operable unit. We believe our responsibility for the third operable unit conditions to be negligible. We are also attempting to resolve the extent of our liability with these agencies and other responsible parties for the entire site.

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

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A common stock and Class B common stock are listed on the New York Stock Exchange under the trading symbols “FSL” and “FSL.B”, respectively. As of January 31, 2005 there were 12 stockholders of record of Freescale Class A common stock. As of January 31, 2005 there were 68,329 stockholders of record of Freescale Class B common stock.

The remainder of the response to this Item incorporates by reference Note 13, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements in “Item 8: Financial Statements and Supplementary Data”.

Item 6: Selected Financial Data

Freescale Semiconductor, Inc. and Subsidiaries

Five Year Financial Summary

Years Ended December 31
(Dollars in millions, except as noted)	2004	2003	2002	2001	2000
(Unaudited)
Operating Results
Net sales	$5,715	$4,864	$5,001	$5,097	$7,986
Cost of sales	3,575	3,451	3,763	4,687	5,210

Gross margin	2,140	1,413	1,238	410	2,776

Selling, general and administrative	799	649	604	656	945
Research and development	965	1,005	993	1,015	1,352
Reorganization of businesses	36	63	1,156	613	270
Separation expenses	74	—	—	—	—

Operating earnings (loss)	266	(304)	(1,515)	(1,874)	209

Other income (expense):
Interest expense, net	(31)	(114)	(163)	(227)	(99)
Gains on sales of investments and businesses, net	41	106	15	—	44
Other	(13)	(7)	(18)	(24)	10

Total other expense	(3)	(15)	(166)	(251)	(45)

Earnings (loss) before income taxes	263	(319)	(1,681)	(2,125)	164
Income tax expense	52	47	86	56	169

Net earnings (loss)	$211	$(366)	$(1,767)	$(2,181)	$(5)

Per Share Data (in dollars)
Basic earnings (loss) per common share	$1.08	—	—	—	—
Basic weighted average common shares outstanding (in millions)	195	—	—	—	—
Diluted earnings (loss) per common share	$1.06	—	—	—	—
Diluted weighted average common shares outstanding (in millions)	200	—	—	—	—

Balance Sheet
Total cash and cash equivalents	$2,374	$87	$44	$122	$124
Total assets	6,622	4,449	5,125	7,108	9,030
Total debt	1,252	29	144	265	1
Total business/stockholders’ equity	3,936	3,556	4,024	5,455	7,059

Other Data
Capital expenditures	$522	$310	$220	$613	$2,406
% of sales	9%	6%	4%	12%	30%
Research and development expenditures	$965	$1,005	$993	$1,015	$1,352
% of sales	17%	21%	20%	20%	17%
EBITDA (1)	$1,034	$653	$(424)	$(615)	$1,443
Net cash provided by (used for) operating activities	1,190	511	(36)	(97)	1,133
Net cash used for investing activities	(425)	(97)	(188)	(637)	(2,369)
Net cash provided by (used for) financing activities	1,508	(373)	145	733	1,297
Earnings to fixed charges ratio (2)	4.7	x	—	—	—	2.1	x
Year-end employment (in thousands)	22.2	22.3	24.8	29.2	33.4

(1)	We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense attributable to our historically higher levels of capital expenditures. The term EBITDA is not defined under generally accepted accounting principles in the U.S., or U.S. GAAP, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. In addition, EBITDA is impacted by reorganization of businesses and other restructuring-related charges. When assessing our operating performance or our liquidity, you should not consider this data in isolation, or as a substitute for, our net cash from operating activities or other cash flow data that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net earnings (loss), the most directly comparable U.S. GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	Year ended December 31,
(in millions)	2004	2003	2002	2001	2000
					(Unaudited)
Net earnings (loss)	$211	$(366)	$(1,767)	$(2,181)	$(5)
Interest expense, net	31	114	163	227	99
Income tax expense	52	47	86	56	169
Depreciation expense	731	851	1,089	1,240	1,140
Amortization expense	9	7	5	43	40

EBITDA	$1,034	$653	$(424)	$(615)	$1,443

(2)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from operations before provision for income taxes, earnings (loss) from equity investees and fixed charges, by fixed charges. Fixed charges consist of interest expense, capitalized interest and imputed interest on our lease obligations. Earnings were inadequate to cover fixed charges for the years ended December 31, 2003, 2002 and 2001 by $322 million, $1.7 billion and $2.1 billion, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the periods ended December 31, 2004, 2003 and 2002. This commentary should be read in conjunction with our consolidated and combined financial statements and the notes in “Item 8: Financial Statements and Supplementary Data”.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as expects, anticipates, plans, beliefs, estimates, will or words of similar meaning and include statements regarding the plans and expectations for the first quarter, the year and the future. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described under “Trends, Risks and Uncertainties” in Item 7.

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

Our Separation from Motorola. We were incorporated in Delaware on December 3, 2003 in preparation for the ultimate distribution by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to the Company. The Company completed the contribution and transfer by Motorola of these assets (the “Contribution”) in the second quarter of 2004 and an initial public offering (“IPO”) of the Company’s Class A common stock on July 21, 2004. Prior to the IPO, Freescale was a wholly owned subsidiary of Motorola. From the completion of the IPO and partial exercise of the underwriters’ over-allotment on July 23, 2004, until the distribution by Motorola of its remaining ownership in our Company, Motorola owned all of our outstanding shares of Class B common stock, representing 67.5% of the outstanding shares of our common stock and 91.2% of the total voting power of our common stock. After the IPO and partial over-allotment exercise, there was a total of 400 million shares of common stock outstanding, including 130 million Class A and 270 million Class B shares. On December 2, 2004, Motorola distributed its remaining ownership in the company, to its shareholders through a special dividend of all Class B common stock.

Revenues and Expenses. Our revenues are derived from the sale of our embedded processing and connectivity products and the licensing of our intellectual property. Our business segments include both product and intellectual property revenues associated with the activities of each of the respective segments.

We currently manufacture a substantial portion of our products internally at our seven wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value. For the purposes of segment reporting, cost of sales for each segment reflects standard costs, adjustments to inventory balances and valuation and an allocation of manufacturing variances incurred on a plant-by-plant basis. The primary user of each wafer fabrication facility is allocated the capacity and inefficiency variances for the facility. The exceptions to this are (1) our MOS-13 wafer fabrication facility, for which manufacturing variances are divided among all our business segments based upon usage, and (2) start-up facilities such as the Crolles facility which are allocated to the Other segment. Assembly and final test costs are allocated to the business segments on an actual cost basis.

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As our utilization rate increases, there is significant operating leverage in our business as our fixed manufacturing costs are spread over increased output. Our utilization rate was 84% for 2004 and 68% for both 2003 and 2002. We believe that our optimal utilization level is in the 85% to 90% range. Given our expectations for long-term growth in our key end markets, combined with our focus on product areas in which we currently have or believe that we will have a leading position, we believe that we will be able to achieve our target utilization levels in the future.

Direct expenses incurred by a segment are included in that segment’s results. Shared research and development, sales and marketing, and general and administrative costs are allocated to each segment based upon the specific activities being performed for each segment, where possible. Remaining costs are charged using a specifically identifiable methodology or other reasonable basis of allocation. Certain corporate expenses are in the Other segment.

Our Challenges That Lie Ahead. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment, cellular handsets and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. Through our efforts to reduce and streamline our cost structure, we believe that we are better equipped to respond to changes in market conditions and improve our financial performance.

Results of Operations

(in millions)

	Year ended December 31,
	2004	2003	2002
Net sales	$5,715	$4,864	$5,001
Cost of sales	3,575	3,451	3,763

Gross margin	2,140	1,413	1,238

Selling, general and administrative	799	649	604
Research and development	965	1,005	993
Reorganization of businesses	36	63	1,156
Separation expenses	74	—	—

Operating earnings (loss)	266	(304)	(1,515)

Other income (expense):
Interest expense, net	(31)	(114)	(163)
Gains on sales of investments and businesses, net	41	106	15
Other	(13)	(7)	(18)

Total other expense	(3)	(15)	(166)

Net earnings (loss) before income taxes	263	(319)	(1,681)
Income tax expense	52	47	86

Net earnings (loss)	$211	$(366)	$(1,767)

Basic earnings (loss) per share	$1.08	—	—
Diluted earnings (loss) per share	$1.06	—	—

Percentage of Net Sales

	Year ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.6	70.9	75.2

Gross margin	37.4	29.1	24.8

Selling, general and administrative	14.0	13.3	12.1
Research and development	16.9	20.7	19.9
Reorganization of businesses	0.6	1.3	23.1
Separation expenses	1.3	—	—

Operating earnings (loss)	4.6	(6.2)	(30.3)

Total other expense	—	(0.3)	(3.3)

Net earnings (loss) before income taxes	4.6	(6.5)	(33.6)
Income tax expense	0.9	1.0	1.7

Net earnings (loss)	3.7	(7.5)	(35.3)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Our net sales were $5.7 billion in 2004, up 16% from $4.9 billion in 2003. Our orders were $5.8 billion in 2004, up 16% from $5.0 billion in 2003. The increase in net sales was primarily due to an 18% volume increase on flat pricing, principally driven by increased demand in the wireless market. The order growth was also principally driven by increased demand in the wireless market.

By segment, our net sales in 2004 compared to 2003 increased $188 million, or 8%, in TSPG, increased by $156 million, or 12%, in NCSG, increased by $497 million, or 44%, in WMSG, and increased by $10 million, or 18%, in Other, (which includes our Metrowerks business, sales of wafers to other semiconductor companies and other miscellaneous businesses).

Intellectual property revenue represented approximately 2% of net sales in 2004 and 3% of net sales in 2003.

Gross Margin

Our gross margin increased to $2.1 billion, or 37.4% of net sales, in 2004 compared to a gross margin of $1.4 billion, or 29.1% of net sales, in 2003. The increase in gross margin was primarily due to the increase in factory utilization rates and the incremental net sales of $851 million. Our utilization rate in 2004 reached 84% compared to 68% in 2003 due to increased manufacturing levels. In addition, depreciation expense reductions from prior facility closures and cost reduction actions initiated prior to 2004 contributed incremental cost savings of $24 million in 2004 and $167 million in 2003. On October 19, 2004, the Company announced further plans to streamline its operations. As a result, we recorded net charges of $33 million included in Cost of sales. Additional annualized savings of $28 million are expected from these actions.

Selling, General and Administrative

Our selling, general and administrative expenses were $799 million, or 14.0% of net sales, in 2004, compared to $649 million, or 13.3% of net sales, in 2003. The increase in selling, general and administrative expenses were primarily due to increased employee incentives of $130 million offset by a net $22 million reduction in expenses for corporate functions previously provided by Motorola.

Also impacting our selling, general and administrative expenses was the recognition of investment incentives related to our China wafer fabrication facility of $40 million in the first quarter of 2003 which did not recur in 2004. In 2002, we established a provision associated with the potential obligation to reimburse the Chinese government for various exemptions previously received on VAT and duty on imported materials. In the first quarter of 2004, our exemption was extended to Semiconductor Manufacturing International Corporation (SMIC), the acquirer of our China wafer fabrication facility, and $54 million originally accrued for potential liabilities was reversed resulting in a reduction to selling, general and administrative expenses.

Research and Development

Our research and development expenses, including our ongoing joint development efforts at the wafer fabrication facility in Crolles, France, totaled $965 million, or 16.9% of net sales, in 2004, compared with $1.0 billion, or 20.7% of net sales, in 2003. The decrease was primarily due to the impact of cost reduction activities implemented late in the third quarter of 2003, which contributed $32 million of savings.

Reorganization of Businesses

The reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004.

A new reorganization of business program was announced on October 19, 2004 to streamline operations and reduce selling, general and administrative expenses. As a result, we recorded net charges of $79 million, of which $33 million was included in cost of sales and $46 million was recorded under reorganization of businesses in the accompanying statements of operations related to employee separation costs incurred in the fourth quarter of 2004. The Company expects to record an additional $10 million reorganization of business charges in the first quarter of 2005 related to this program. These actions are expected to generate $63 million in annualized net cost savings, $28 million of which is expected to be in cost of sales and $35 million in Selling, general and administrative and Research and development expenses.

Reorganization of businesses charges totaled $36 million in 2004 reflecting the $46 million charge in the fourth quarter offset by a total of $10 million in net reversals of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities at closed facilities for less cost than originally estimated. Reorganization of businesses charges totaled $63 million in 2003 primarily related to the impairment of specific facilities located in Arizona and Texas, partially offset by the reversals of exit costs and the decommissioning costs which were no longer needed due to the sale of a facility, as well as asset impairments previously established to cover assets held for sale which were placed back in service.

Separation Expenses

Separation expenses were $74 million in 2004 compared to zero in 2003. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services. Motorola funded $30 million in separation expenses in 2004 after the Contribution, which was accounted for as a capital contribution. The separation expenses were offset by a $15 million net gain on curtailments, associated with the culmination of our employees’ participation in Motorola sponsored employee benefit plans. We expect to incur total separation expenses of approximately $10 million in 2005.

Net Interest Expense

Our net interest expense was $31 million in 2004 compared to $114 million in 2003. Net interest expense in 2004 included interest expense of $51 million, which was partially offset by interest income of $20 million. Net interest expense in 2003 included interest expense of $115 million, which was partially offset by interest income of $1 million. Our interest expense represented the amount allocated from Motorola until the second quarter of 2004. This allocation was based on the relative historical percentage of our net assets included in Motorola’s consolidated financial statements, excluding debt.

Gains on Sales of Investments and Businesses

Our gains on sales of investments and businesses totaled $41 million in 2004, compared to $106 million in 2003. The net gain in 2004 was primarily due to the sale of a portion of our investment in SMIC, and the net gain in 2003 was primarily related to the sale of our ON Semiconductor note receivable and stock. Under the terms and provisions of the master separation and distribution agreement, which identified the assets contributed and transferred by Motorola to us, the remaining investment in SMIC common shares ($390 million at April 3, 2004) was retained by Motorola.

Other

Other expenses totaled $13 million and $7 million in 2004 and 2003, respectively, and were primarily due to equity losses in income of non-consolidated investments, other than temporary impairment of investments held in private companies accounted for as cost basis investments and foreign exchange losses.

Effective Tax Rate

Our effective tax rate was 20% for 2004, representing a $52 million net tax expense, compared to a (15)% effective tax rate in 2003, representing a $47 million net tax expense. Our effective tax rate is less than the statutory rate of 35% primarily due to (1) valuation allowances being recorded against the deferred tax assets in the United States and for certain foreign subsidiaries and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

Earnings (Loss)

We had earnings before income taxes of $263 million in 2004, compared to a loss of $319 million in 2003. After taxes, we had net earnings of $211 million in 2004, compared to a net loss of $366 million in 2003.

The increase in earnings before income taxes in 2004 was primarily due to an $851 million increase in net sales from 2003 and the resulting impact on gross margin, an $83 million decrease in net interest expense and $56 million in savings from prior cost reduction actions in Cost of sales and Research and development partially offset by increases in selling, general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Our net sales were $4.9 billion in 2003, down 2.0% from $5.0 billion in 2002. Our orders were $5.0 billion in 2003, down 3.8% from $5.2 billion in 2002. The decline in net sales was primarily due to a 12% reduction in volume, which was partially offset by a 9% increase in average selling prices, driven largely by product mix.

By segment, our net sales in 2003 compared to 2002 increased $66 million, or 2.9%, in TSPG, declined by $55 million, or 4.0%, in NCSG, declined by $117 million, or 9.4%, in WMSG, and declined by $31 million, or 36.0%, in Other, (which includes our Metrowerks business, sales of wafers to other semiconductor companies and other miscellaneous businesses).

Intellectual property revenue represented approximately 3% of net sales in 2003 and 4% of net sales in 2002.

Gross Margin

Our gross margin increased to $1.4 billion, or 29.1% of net sales, in 2003, compared to a gross margin of $1.2 billion, or 24.8% of net sales, in 2002. The increase in gross margin was primarily due to the impact of cost reduction and factory closure activities. Cost reductions contributed $167 million to our gross margin improvement. Depreciation expense decreased by $200 million due to factory closures, asset impairments and the decline in capital expenditures. These savings were partially offset by a reduction in sales of $137 million and an increase in other manufacturing costs.

Our utilization rate was 68% in both 2003 and 2002. Utilization remained flat from 2002 to 2003, despite improvements in utilization rates in 2003 resulting from wafer fabrication facility closures in 2002 and 2003 which were offset by lower unit sales volume. Additionally, the utilization rate in 2002 improved as a result of increasing inventory levels in advance of factory closures.

At December 31, 2003, we had reduced our total manufacturing facilities to 10, as compared to 12 manufacturing facilities as of December 31, 2002.

Selling, General and Administrative

Our selling, general and administrative expenses were $649 million, or 13.3% of net sales, in 2003, compared to $604 million, or 12.1% of net sales, in 2002. The increase in selling, general and administrative expenses was primarily related to an increase in the allocated expenses from Motorola, which were $362 million in 2003 compared to $304 million in 2002, primarily due to our allocation of employment benefit expenses incurred at the Motorola level, and a reduction in investment incentives received in China which were $92 million in 2002 and $40 million in 2003. These increases were partially offset by a charge taken in 2002 related to a potential obligation to repay $80 million relating to incentives previously received in China, and cost savings from our cost reduction activities, primarily driven by a 6% reduction in general and administrative headcount.

Research and Development

Our research and development expenses were $1.0 billion for both 2003 and 2002, or 20.7% of net sales in 2003, compared to 19.9% of net sales in 2002. The increase as a percentage of net sales was primarily due to the impact of lower net sales in 2003 compared with 2002.

Additional cost reduction actions were initiated starting late in the third quarter of 2003 to consolidate research and development design centers globally, which is expected to result in improved research and development effectiveness. These initiatives are expected to produce $41 million in annualized savings.

Reorganization of Businesses

Reorganization of businesses charges totaled $85 million in 2003, including a $63 million charge reflected in the combined statements of operations under Reorganization of businesses and a $22 million charge reflected in Cost of sales. These costs were primarily related to severance costs associated with a company-wide personnel reduction and fixed asset impairments relating to an Austin, Texas manufacturing facility. Reorganization of businesses charges totaled $1.2 billion in 2002, primarily related to fixed-asset impairments associated with the consolidation of manufacturing facilities in Arizona, China and Scotland.

Beyond 2003, we expect the reorganization of business programs specifically relating to employee severance that were implemented during 2003 to provide annualized cost savings of approximately $111 million.

Net Interest Expense

Our net interest expense was $114 million in 2003, compared to $163 million in 2002. Net interest expense in 2003 included interest expense of $115 million, which was partially offset by interest income of $1 million. Net interest expense in 2002 included interest expense of $167 million, which was partially offset by interest income of $4 million. In connection with the Contribution, the allocation of interest from Motorola ceased, and we commenced borrowing from Motorola under interest bearing arrangements until the IPO. Until the second quarter of 2004, our interest expense represented the amount allocated from Motorola. The prior allocation was based on the relative historical percentage of our net assets, included in Motorola’s consolidated financial statements, excluding debt. Following the IPO, our interest expense is primarily due to the debt issued in conjunction with our concurrent debt offering.

Gains on Sales of Investments and Businesses

Our gain on sales of investments and businesses totaled $106 million in 2003 compared to $15 million in 2002. The net gain in 2003 was primarily related to the sale of our ON Semiconductor note receivable and stock. The net gain in 2002 was primarily related to the reversal of accruals resulting from the expiration of the indemnification period related to the prior sale of the Semiconductor Components Group.

Other

Other expenses were $7 million in 2003 and were primarily comprised of the impairment of a cost-basis investment. Other expenses were $18 million in 2002, consisting primarily of $23 million in cost-basis investment impairment charges offset by $4 million in equity of net earnings of affiliated companies and $1 million in gains on foreign currency transactions.

Effective Tax Rate

Our effective tax rate was (15)% in 2003, representing a $47 million net tax expense, compared to a (5)% effective tax rate, representing an $86 million net tax expense in 2002. Our effective tax rate is less than the statutory rate of 35% primarily due to (1) valuation allowances being recorded against the deferred tax assets in the United States and for certain foreign subsidiaries and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials. The change in our tax rate from 2002 to 2003 is primarily due to the change in the mix of earnings and losses by region and differences in foreign tax rates differentials.

The effective tax rate represents our tax rate on a separate return basis.

Loss

We incurred a loss before income taxes of $319 million in 2003, compared to $1.7 billion in 2002. After taxes, we incurred a net loss of $366 million in 2003, compared to $1.8 billion in 2002.

The increase in earnings before income taxes in 2003 was primarily due to (1) a $1.1 billion decrease in reorganization of businesses charges due to charges that occurred in 2002 that did not occur in 2003, (2) a $49 million decrease in net interest expense, (3) a $175 million improvement in our gross margin and (4) a $91 million increase in gains on sales of investments, which was partially offset by an increase of $12 million in our research and development expenses and a $45 million increase in selling, general and administrative expenses.

Segment Information

Our orders, net sales, and operating results for our primary segments for the years ended December 31, 2004, 2003 and 2002 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented over 70% of its sales in 2004. In 2004, TSPG net sales represented 44.9% of our net sales compared to 48.9% in 2003 and 46.2% in 2002.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2004	2003	2002	2004 - 2003	2003 - 2002
Orders	$2,629	$2,339	$2,472	12%	(5)%
Segment net sales	2,565	2,377	2,311	8%	3%
Operating earnings	231	162	88	43%	84%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In 2004, TSPG net sales were $2.6 billion, up 8% from $2.4 billion in 2003. TSPG orders for 2004 were $2.6 billion, up 12% from $2.3 billion in 2003. Net sales grew in all markets. The increase in orders was primarily due to higher demand in the automotive, industrial and consumer markets.

TSPG generated operating earnings of $231 million in 2004, compared to operating earnings of $162 million in 2003. The increase was primarily due to increased sales, higher manufacturing utilization and factory cost improvement, partially offset by increased selling, general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In 2003, segment net sales increased 3% to $2.4 billion, compared to $2.3 billion in 2002. Orders decreased 5% to $2.3 billion, compared to $2.5 billion in 2002. The increase in net sales was primarily due to growth in the automotive market, partially offset by the decline of 6% in the non-automotive industries served by the segment.

The segment had operating earnings of $162 million in 2003, compared to operating earnings of $88 million in 2002. The increase was primarily due to an increase in gross margin, primarily attributed to benefits from factory consolidation and cost-reduction actions, as well as an increase in net sales and decreases in research and development and selling, general and administrative expenses.

Networking and Computing Systems Group

NCSG designs, manufactures and markets embedded processors and related connectivity products for the wired and wireless networking and computing markets. NCSG offers semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. In 2004, NCSG net sales represented 25.6% of our combined net sales, compared to 26.9% in 2003, and 27.2% in 2002.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2004	2003	2002	2004 - 2003	2003 - 2002
Orders	$1,432	$1,364	$1,321	5%	3%
Segment net sales	1,462	1,306	1,361	12%	(4)%
Operating earnings (loss)	243	97	(19)	151%	611%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In 2004, NCSG net sales were $1.5 billion, up 12% from $1.3 billion in 2003. NCSG orders in both 2003 and 2004 were $1.4 billion. The increase in net sales was primarily due to higher demand in the wireless infrastructure and networking markets partially offset by a decline in sales to the pervasive computing market.

NCSG generated operating earnings of $243 million in 2004, compared to operating earnings of $97 million in 2003. The increase in operating earnings was primarily due to increased sales, improved yields, favorable product mix and higher manufacturing utilization.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In 2003, segment net sales decreased 4% to $1.3 billion, compared to $1.4 billion in 2002. Orders increased 3% to $1.4 billion, compared to $1.3 billion in 2002. The decrease in net sales was primarily due to price pressures in the wireless infrastructure market and a decline in sales to the pervasive computing market. The increase in orders was primarily due to increases in new products for networking. This was partially offset by business exits and the decline in orders from the pervasive computing market.

The segment had operating earnings of $97 million in 2003, compared to an operating loss of $19 million in 2002. The increase was primarily due to improved manufacturing productivity, product sales mix, and a decrease in selling, general and administrative expenditures. This was partially offset by lower sales volume and an increase in research and development expenditures.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In 2004, approximately 74% of sales were to other Motorola businesses on an end customer basis. These percentage sales figures include sales made directly to Motorola and sales made to contract manufacturers that produce products for Motorola. In 2004, WMSG net sales represented 28.4% of our combined net sales, compared to 23.1% in 2003, and 24.9% in 2002.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2004	2003	2002	2004 - 2003	2003 - 2002
Orders	$1,709	$1,198	$1,388	43%	(14)%
Segment net sales	1,623	1,126	1,243	44%	(9)%
Operating loss	(87)	(432)	(424)	80%	(2)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In 2004, WMSG net sales were $1.6 billion, up 44% from $1.1 billion in 2003. WMSG orders in 2004 were $1.7 billion, up 43% from $1.2 billion in 2003. The increase in net sales and orders was due to increased demand from customers in the wireless market, particularly from our largest customer, Motorola.

WMSG incurred an operating loss of $87 million in 2004, compared to an operating loss of $432 million in 2003. The decrease in the operating loss was primarily due to increased sales, higher manufacturing utilization, and lower research and development expenses, which was partially offset by higher selling, general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In 2003, segment net sales decreased 9% to $1.1 billion, compared to $1.2 billion in 2002. Orders decreased 14% to $1.2 billion, compared to $1.4 billion in 2002. The decrease in net sales and orders was primarily due to the decline in purchases by our customers in the wireless markets.

The slight increase in our operating loss was primarily due to an increase in research and development expenditures. The sales decline was entirely offset by improved manufacturing efficiencies and cost improvements.

Other

Other includes our Metrowerks business, sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. Other net sales represented 1.1% of our net sales in both 2004 and 2003 and 1.7% in 2002.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2004	2003	2002	2004 - 2003	2003 - 2002
Orders	$63	$68	$42	(7)%	62%
Segment net sales	65	55	86	18%	(36)%
Operating loss	(121)	(131)	(1,160)	8%	89%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In 2004, Other net sales were $65 million, up 18% from $55 million in 2003. Other orders in 2004 were $63 million, down 7% from $68 million in 2003. The increase in net sales was primarily due to the increase in sales of wafers to other semiconductor companies.

Other operating loss was $121 million in 2004, compared to an operating loss of $131 million in 2003. The decrease in operating loss was primarily related to reorganization of business charges of $68 million in 2004 compared to $85 million in 2003, and a $54 million reversal of liabilities previously accrued for the repayment of investment incentives received related to our wafer fabrication facility in China, which was partially offset by separation expenses of $74 million and increased factory start-up costs.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In 2003, Other net sales decreased 36% to $55 million, compared to $86 million in 2002. Orders increased 62% to $68 million, compared to $42 million in 2002. The decrease in net sales was primarily due to the decline in sales of wafers to other semiconductor companies and miscellaneous sales, partially offset by increased sales from Metrowerks.

Other operating loss was $131 million in 2003, compared to an operating loss of $1.2 billion in 2002. The decrease in our loss was primarily due to charges that occurred in 2002 that did not occur in 2003. The charges in

2002 primarily consisted of (1) $1.2 billion of reorganization of business charges, which were primarily related to $1.1 billion of charges reflected under reorganization of businesses, which primarily consisted of asset impairment charges related to facilities in Arizona, China and Scotland, and (2) an $80 million charge relating to incentives previously received and associated with impaired facilities.

Reorganization of Businesses

Beginning in 2000 and continuing through 2004, we implemented a series of plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to reduce costs and simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Over time, management anticipates that as a result of the strategic actions identified above, our cost base will become more variable. Specifically, by replacing internal manufacturing capacity through the outsourcing of an increasing percentage of production to foundries and assembly and test providers, we expect to be able to limit future capital expenditures as a percentage of sales compared to 30% of sales in 2000 and 23% of sales in 1999, the years prior to initiating these strategic actions.

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

We recorded provisions for employee separation costs and exit costs based on estimates prepared each time we prepared a restructuring plan and obtained approval from our management. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of severance. At each reporting date, we evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

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

U.S. manufacturing: Included the closure of three wafer fabrication facilities, one assembly and test facility and the reduction in manufacturing personnel at our remaining U.S. factories.

Asia manufacturing: Included the closure of one wafer fabrication facility and two assembly and test facilities.

Europe manufacturing: Included the closure of one wafer fabrication facility along with the reduction in manufacturing personnel at our remaining European factories.

General and administrative/Research and development: Several initiatives were taken to reduce our general and administrative and research and development costs in line with our significantly declining sales. These actions included outsourcing of functions, reduction of management layers and the consolidation of design centers.

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004 as further described. On October 19, 2004, we announced further plans to streamline our operations and reduce selling, general and administrative expenses.

Year Ended December 31, 2004

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced our plans to further reduce our costs through an employee separation program. As a result, we recorded net charges of $79 million, of which $33 million was included in cost of sales and $46 million was recorded under reorganization of businesses in the accompanying statements of operations. The Company expects to record an additional $10 million reorganization of business charges in the first quarter of 2005 related to this program. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2004 to December 31, 2004.

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2004	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2004 Amounts Used	Accruals at December 31, 2004
U.S. manufacturing	$—	$20	$—	$—	$—	$(3)	$17
Asia manufacturing	—	4	—	—	—	(2)	2
Europe manufacturing	—	9	—	—	—	—	9
General and administrative/Research and development	—	—	46	—	—	(4)	42

Total	$—	$33	$46	$—	$—	$(9)	$70

Related headcount	—	560	560	—	—	(660)	460

As a part of the employee separation plan, 660 employees were separated from the Company during the fourth quarter of 2004. The $9 million used in the fourth quarter of 2004 reflects the initial cash payments made to these separated employees. For these separated employees, of which 300 are manufacturing employees and 360 are non-manufacturing employees, an additional $37 million will be paid in the first quarter of 2005. The remaining 460 employees, of which, 260 are manufacturing employees and 200 are non-manufacturing employees, will be paid $33 million during 2005.

We expect annualized savings of approximately $63 million from these actions, $28 million in cost of sales, $17 million in selling, general and administrative and $18 million in research and development.

Pre-2004 Initiated Reorganization of Business Programs

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004 as further described below.

For the year ended December 31, 2004, we recorded net reversals of $11 million, of which $1 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $11 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Manufacturing and administrative consolidations	$—	$(4)	$(7)	$(11)

Manufacturing and Administrative Consolidations

There were no additional charges for the year ended December 31, 2004. Accruals established prior to 2004 were reversed ($11 million) for reserves to cover decommissioning costs which were no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Reorganization of Businesses Accruals

No additional accruals were taken in the year ended December 31, 2004. The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2004 to December 31, 2004.

		2004 Additional Charges		2004 Adjustments
Employee Separation Costs	Accruals at January 1, 2004	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2004 Amounts Used	Accruals at December 31, 2004
U.S. manufacturing	$4	$—	$—	$—	$—	$(4)	$—
Asia manufacturing	2	—	—	—	—	(2)	—
Europe manufacturing	4	—	—	—	—	(4)	—
General and administrative/Research and development	22	—	—	—	(4)	(18)	—

Total	$32	$—	$—	$—	$(4)	$(28)	$—

Related headcount	200	—	—	—	(60)	(140)	—

At January 1, 2004, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 200 employees, of which, 90 were manufacturing employees and 110 were non-manufacturing employees.

During the year ended December 31, 2004, 140 employees were separated from the Company. The $28 million used in 2004 reflects cash payments to these separated employees. The 2004 adjustments of $4 million represent employee separation costs for approximately 60 employees previously identified for separation who resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Year Ended December 31, 2003

In 2003, in response to continued operating losses, we took additional action to reduce both general and administrative and research and development headcount. Additional headcount reductions were approved for the remaining factories in the U.S., Europe and Asia, along with the outsourcing of certain information technology functions and the consolidation of design centers.

For the year ended December 31, 2003, we recorded a net charge of $85 million, of which $22 million were included in Cost of sales and $63 million were recorded under Reorganization of businesses in our statements of operations. The aggregate $85 million net charge is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Discontinuation of product lines	$(1)	$—	$(8)	$(9)
Manufacturing and administrative consolidations	(5)	74	25	94

	$(6)	$74	$17	$85

Discontinuation of Product Lines

For the year ended December 31, 2003, we reversed $8 million of reserves previously established to cover facility decommissioning costs which were no longer needed, following the final closure and sale of those facilities.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline our global organization resulted in additional charges of $141 million for the year ended December 31, 2003. These charges consisted primarily of $93 million for company-wide employee separation costs and $48 million for the impairment of a facility in Texas and equipment classified as held-for-sale. These charges were offset by reversals of $47 million, consisting of $19 million for previously expected employee separation accruals and $23 million for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of a facility and lower actual decommissioning costs at closed sites as well as $5 million reversal of exit costs.

Reorganization of Businesses Accruals

The following table displays a roll-forward of the accruals established for exit costs from January 1, 2003 to December 31, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Adjustments	2003 Amounts Used	Accruals at December 31, 2003
(in millions)
Discontinuation of product lines	$3	$(1)	$(2)	$—
Asia manufacturing	5	(5)	—	—

Total	$8	$(6)	$(2)	$—

In 2003, we used $2 million of exit cost accruals and reversed $6 million of accruals no longer required primarily due to the sale of a facility previously planned to be closed.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2003 to December 31, 2003:

		2003 Additional Charges		2003 Adjustments
Employee Separation Costs	Accruals at January 1, 2003	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2003 Amounts Used	Accruals at December 31, 2003
(in millions)
U.S. manufacturing	$17	$21	$—	$(1)	$—	$(33)	$4
Asia manufacturing	30	3	—	(12)	—	(19)	2
Europe manufacturing	12	11	—	—	—	(19)	4
General and administrative/Research and development	24	—	58	—	(6)	(54)	22

Total	$83	$35	$58	$(13)	$(6)	$(125)	$32

Related headcount	1,800	700	800	(300)	(100)	(2,700)	200

At January 1, 2003, we had an accrual of $83 million for employee separation costs, representing the severance costs for approximately 1,800 employees, of which 1,400 were manufacturing employees and 400 were non-manufacturing employees. The 2003 additional charges of $93 million represent the severance costs for approximately 1,500 more employees, of which 700 were manufacturing employees and 800 were non-manufacturing employees. Manufacturing employees are primarily non-supervisory production employees and production managers.

During the year ended December 31, 2003, approximately 2,700 employees were separated from the Company. The $125 million used in 2003 reflects cash payments were made to these separated employees. The 2003 adjustments of $19 million represent employee separation costs for approximately 400 employees previously identified for separation who either voluntarily resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved; approximately 300 were manufacturing employees and 100 were non-manufacturing employees.

Beyond 2003, we expect the reorganization of businesses programs implemented during 2003 to provide annualized cost savings of approximately $111 million, representing $37 million of savings in cost of sales, $41 million of savings in research and development, and $33 million of savings in selling, general and administrative.

Year Ended December 31, 2002

In 2002, our management approved additional actions to further streamline manufacturing operations and further reduce non-manufacturing headcount. Management approved a plan to close a facility in Scotland. We also reduced research and development headcount as a result of pooling resources in connection with the joint alliance with STMicroelectronics and Philips Electronics in Crolles, France.

For the year ended December 31, 2002, we recorded net charges of $1.1 billion, of which $9 million of net reversals was included in Cost of sales and $1.2 billion of net charges were recorded under Reorganization of businesses in our statements of operations. The aggregate $1.1 billion net charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Manufacturing and administrative consolidations	$—	$2	$1,145	$1,147

Our actions to consolidate manufacturing operations and streamline our global organization resulted in a charge of $1.1 billion in 2002. The 2002 charges primarily related to consolidation of manufacturing capacity at the Chandler, Arizona wafer fabrication facilities ($493 million), the decision to sell the Tianjin, China wafer fabrication facility ($486 million) and the impairment of a wafer fabrication facility in Dunfermline, Scotland ($143 million), resulting from the significant reduction in the Company’s sales and implementation of the Company’s asset-light strategy. Due to further deterioration in the market for manufacturing facilities, additional charges ($25 million) were also recorded for the Mesa, Arizona and Austin, Texas sites that had been previously impaired and which the Company was trying to sell. The Company also recognized an impairment as a result of decisions to sell equipment considered excess as a result of continued decreases in sales ($34 million). During 2002, the Company reversed asset impairments ($36 million) previously recognized as a result of the decision to retain test facilities in Arizona and Texas in response to a revised plan for these sites.

Reorganization of Businesses Accruals

The following table displays the roll-forward of the accruals established for exit costs from January 1, 2002 to December 31, 2002:

Exit Costs	Accruals at January 1, 2002	2002 Amounts used	Accruals at December 31, 2002
(in millions)
Discontinuation of product lines	$3	$—	$3
U.S. manufacturing	1	(1)	—
Asia manufacturing	5	—	5

Total	$9	$(1)	$8

The 2002 amount used of $1 million includes cash payments of $1 million. In 2003, we utilized $2 million of the accrual and reversed $6 million primarily due to the sale of a facility previously planned to be closed.

The following table displays the roll-forward of the accruals established for employee separation costs from January 1, 2002 to December 31, 2002:

		2002 Additional Charges		2002 Adjustments
Employee Separation Costs	Accrual at January 1, 2002	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2002 Amounts Used	Accruals at December 31, 2002
(in millions)
U.S. manufacturing	$72	$—	$—	$(11)	$—	$(44)	$17
Asia manufacturing	73	—	—	(14)	—	(29)	30
Europe manufacturing	2	12	—	(2)	—	—	12
General and administrative/Research and development	107	—	23	—	(6)	(100)	24

Total	$254	$12	$23	$(27)	$(6)	$(173)	$83

Related headcount	6,000	450	350	(300)	(200)	(4,500)	1,800

At January 1, 2002, we had an accrual of $254 million for employee separation costs, representing the severance costs for approximately 6,000 employees, of whom 4,500 were manufacturing employees and 1,500 were non-manufacturing employees. The 2002 additional charges of $35 million represent the severance costs for approximately an additional 800 employees, of whom 450 were manufacturing employees and 350 were non-manufacturing employees. The 2002 adjustments of $33 million represent employee separation costs that were ultimately not paid for approximately 500 employees previously identified for separation who either voluntarily resigned from the Company or were redeployed due to circumstances not foreseen when the original plans were approved, of which approximately 300 were manufacturing employees and 200 were non-manufacturing employees.

During 2002, of the $173 million used, $166 million represents cash payments made to 4,500 separated employees and $7 million represents non-cash benefits.

At December 31, 2002, 1,800 employees remained to be separated from our company, of which 1,400 were separated in 2003 and received severance payments of $65 million. The remaining 400 employees who were originally planned to be separated ultimately did not receive severance payments as they either voluntarily resigned from our company or were redeployed due to circumstances not foreseen when the original plans were approved. We reversed $19 million of accrued severance costs in 2003 related to these employees.

Liquidity and Capital Resources

As highlighted in the Consolidated and Combined Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: (1) current cash and cash equivalents, (2) operating activities, (3) investing activities, and (4) financing activities.

Cash and Cash Equivalents

Prior to the Contribution, we utilized Motorola’s worldwide cash management system in which cash accounts were principally swept on a daily basis to finance operations with activity between our company and Motorola reflected as business equity transactions in owner’s net investment in our combined balance sheets until the Contribution. After the Contribution, we began managing our own cash balances on a world-wide basis. At December 31, 2004, our cash and cash equivalents (which are highly liquid investments with an original maturity of three months or less) aggregated $2.4 billion, compared to $87 million at December 31, 2003 and $44 million at December 31, 2002. On December 31, 2004, $1.7 billion of this amount was held in the United States and $0.7 billion was held in other countries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

In 2004, we generated positive cash flow from operations of $1.19 billion, compared to $511 million in 2003. The primary contributors to increased cash flow from operations in 2004 were: (1) net earnings, adjusted for non-cash items, of $1.1 billion; and (2) a net increase of $361 million in accounts payable and accrued liabilities, primarily attributed to the impact of the Contribution, and employee incentive accruals. These positive contributors to operating cash flow were partially offset by a $161 million increase in accounts receivable primarily due to receivables due from Motorola in connection with the Distribution.

Our net accounts receivable were $638 million at December 31, 2004, compared to $350 million at December 31, 2003. Our days sales outstanding were 30 days as of December 31, 2004, compared to 26 days outstanding as of December 31, 2003. The increase to net accounts receivable as of December 31, 2004 was due to increased sales, which contributed $66 million, an increase in days sales outstanding, which contributed $67 million and receivables due from Motorola in connection with the Distribution which contributed $155 million. Our days sales outstanding were impacted by the Contribution. Prior to the Contribution inter-company receivables were remitted based upon Motorola Treasury cash management instruction which were generally shorter than our current payment terms. As of the Contribution, sales to Motorola are settled on negotiated payment terms. Accounts receivable from Motorola were $266 million, including amounts due in connection with the Distribution, and $43 million as of December 31, 2004 and December 31, 2003, respectively. We expect that our days sales outstanding will fluctuate in the future given the timing of sales and collections through a quarter.

Our inventory was $742 million as of December 31, 2004, compared to $693 million at December 31, 2003. Our days of inventory on hand were 76 as of both December 31, 2004, and 2003. The increase in our inventory as of December 31, 2004 as compared to December 31, 2003 was due to specific builds to support automotive customers and new product launches.

Our accounts payable were $516 million as of December 31, 2004, compared to $344 million at December 31, 2003. Our accounts payable increased substantially due to the impact of the Contribution. Prior to the Contribution, inter-company allocations were settled on an immediate payment basis. Subsequent to the Contribution, transactions with Motorola are settled on negotiated payment terms which approximate external supplier terms. In addition, we are disengaging from shared services with Motorola and setting third party terms with our new suppliers. Accounts payable to Motorola were $59 million and $13 million as of December 31, 2004 and December 31, 2003, respectively.

Investing Activities

Our net cash used by investing activities was $425 million in 2004 and $97 million in 2003. The most significant components comprising our investing activities are: (1) capital expenditures; (2) strategic acquisitions of, or investments in, other companies; and (3) dispositions of investments and businesses.

Our capital expenditures increased to $522 million in 2004 from $310 million in 2003. Our capital expenditures as a percentage of net sales were 9.1% in 2004 and 6.4% in 2003. In 2004, capital expenditures increased primarily to meet increased customer demand and implement new production technologies.

Cash used for strategic acquisitions and new investment activities was $41 million in 2004 and $33 million in 2003. The use in 2004 was primarily due to the transfer of $30 million of cash to SMIC in connection with the sale of our wafer fabrication facility in China. Our 2003 expenditures included the acquisition of an ultrawideband business for $15 million and $18 million related to investments in equity securities.

We received cash proceeds from dispositions of investments and businesses of $100 million in 2004 and $150 million in 2003. The 2004 proceeds were generated from our sale of 297 million shares of SMIC stock. The remaining investment in SMIC stock was retained by Motorola. The 2003 proceeds were generated primarily from the sale of our ON Semiconductor note receivable and stock.

Financing Activities

Our net cash generated by financing activities was $1.51 billion in 2004 compared to our net cash used by financing activities of $373 million in 2003. The most significant components of our financing activities are proceeds of the IPO and concurrent debt offering, and the distributions and transfers to Motorola.

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

The notes have restrictive covenants that limit the Company’s ability to, among others, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2004.

On September 21, 2004, the Company filed a registration statement on Form S-4 (File No. 333-118649) relating to an offer to exchange the notes for other freely tradable notes. The exchange offer on these notes has expired and more than 99% of the notes were exchanged.

On July 21, 2004, the Company made a distribution to Motorola of $1,022 million and transferred an additional $428 million to Motorola to repay outstanding borrowings. On July 23, 2004, an additional distribution of $105 million was made to Motorola.

Prior to the Contribution, we financed our operations principally through Motorola, and we participated in Motorola’s worldwide, centralized approach to cash management. Types of activities flowing through the cash management system included: (1) cash deposits from our business which were transferred to Motorola’s bank account on a regular basis; (2) cash borrowings from Motorola used to fund operations, capital expenditures, or acquisitions; (3) charges (benefits) for income taxes; and (4) allocations of corporate expenses. Net cash of $170 million was provided to Motorola in 2004, and net cash of $251 million was provided to Motorola in 2003.

The Company’s long-term debt (including current maturities) outstanding was $1.25 billion as of December 31, 2004, and $15 million as of December 31, 2003. Long-term debt prior to the July 2004 debt offering was principally comprised of debt assumed in connection with the acquisition of Tohoku in 2001.

Our short-term debt primarily consists of notes payable with various banks for working capital requirements. Outstanding short-term debt (excluding current maturities of long-term debt) was $2 million as of December 31, 2004 and $14 million as of December 31, 2003.

Contractual Obligations and Credit Facilities

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment under principally non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations, net of minimum sublease income, as of December 31, 2004.

	Payments Due by Period
(in millions)	2005	2006	2007	2008	2009	Thereafter	Total
Debt obligations (including short-term debt)	$2	$—	$—	$—	$400	$850	$1,252
Leases	51	43	38	32	29	107	300
Software licenses	79	47	4	—	—	—	130
Service obligations	34	—	—	—	—	—	34
Purchase commitments	156	—	—	—	—	—	156

Total contractual cash obligations	$322	$90	$42	$32	$429	$957	$1,872

(1)	Commitments associated with our agreement with two other entities to jointly develop 300 millimeter technology have been excluded from the above table. We are committed based upon an annual operating plan to fund certain amounts of shared research and development costs and capital expenditures required to construct this facility. These costs are not fixed and determinable at December 31, 2004.
(2)	Minimum sublease income in 2005 is approximately $3 million. Sublease income after 2005 is minimal.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service. Our concurrent IPO and debt issuance generated $2.8 billion in net proceeds. After a distribution to Motorola of $1.1 billion and the working capital loan repayment of $428 million, we retained approximately $2 billion of cash and have approximately $1.25 billion of debt outstanding. We believe that our current net cash balance of approximately $1.1 billion (total cash and cash equivalents less total debt) plus cash flows from operations will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt.

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

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	product sales and intellectual property revenue recognition and valuation;

•	valuation of investments and long-lived assets;

•	restructuring activities;

•	deferred tax asset valuation; and

•	inventory valuation methodology.

If actual results differ significantly from management’s estimates and projections, there could be a material adverse effect on the Company’s financial statements.

Product Sales and Intellectual Property Revenue Recognition and Valuation

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

Revenues from licensing our intellectual property have approximated 2%, 3% and 4% of net sales in 2004, 2003 and 2002, respectively. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements also can be linked with other contractual agreements and could represent multiple element arrangements under EITF Issue 00-21 “Revenue Arrangements With Multiple Elements” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104 “Revenue Recognition”. The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Valuation of Investments and Long-Lived Assets

We assess the impairment of investments and long-lived assets, which include identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an annual assessment of impairments was performed in the fourth quarter of 2004 resulting in no necessary impairment. Important factors which could require an impairment review include: (1) underperformance relative to expected historical or projected future operating results; (2) changes in the manner of use of the assets or the strategy for our overall business; (3) negative industry or economic trends; (4) declines in stock price of an investment for a sustained period; and (5) our market capitalization relative to net book value.

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

The net book values of these investments and long-lived assets at December 31, 2004 and 2003 were as follows (in millions):

	December 31, 2004	December 31, 2003
Property, plant and equipment	$2,207	$2,331
Goodwill	222	220
Investments	31	126
Intangible assets	17	28

Total	$2,477	$2,705

Beginning in late 2000 and continuing through 2003, as a result of our initiatives to consolidate operations, exit businesses and discontinue product lines, impairment reviews were performed. Based upon these reviews, our management determined that various long-lived assets had been impaired. We recorded net fixed asset impairment charges of $17 million in 2003 and $1.1 billion in 2002. No such charges were recorded in 2004. The 2002 charges primarily related to manufacturing facilities in Arizona, China and Scotland.

For the year ended December 31, 2003, net asset impairment charges were $17 million, and were primarily related to the impairment of specific facilities located in Arizona and Texas as partially offset by the reversals of decommissioning costs which were no longer needed due to the sale of a facility, asset impairments previously established to cover assets held for sale which were placed back in service and exit costs. For the year ended December 31, 2004, there was a reversal of $7 million of reserves established in prior periods to cover decommissioning costs which were no longer needed due to lower actual decommissioning costs at closed sites than previously estimated.

We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Restructuring Activities

Beginning in 2000 and through 2004, we announced plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing operations. We initiated these plans in an effort to reduce costs and simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of severance payments to terminated employees. At each reporting date, we evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Deferred Tax Asset Valuation

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities and net operating loss and credit carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If we continue to operate at a loss or are unable to generate sufficient future taxable income in the respective tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, resulting in an increase in our effective tax rate and an adverse impact on operating results.

Historically, our operating results have been included in Motorola’s consolidated United States federal and state income tax returns, as well as in certain foreign jurisdictions for certain periods prior to the IPO. The provision for income taxes in our financial statements prior to the Contribution has been determined on a separate return basis. Pursuant to SFAS No. 109, we are required to assess our deferred tax asset and the need for a valuation allowance on a separate return basis, and exclude from that assessment the utilization of all or a portion of those losses by Motorola under the separate return method. This assessment requires considerable judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors. As we have incurred cumulative losses in the United States, and to a lesser extent, certain foreign jurisdictions, over a three-year period commencing in 1998, we have not recognized tax benefits for these operating losses generated during the periods subsequent to 1998, as we are precluded from considering the impact of future forecasted income pursuant to the provisions of SFAS No. 109 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. At December 31, 2004, we had valuation allowances of $656 million, resulting in a net deferred asset position of zero. To the extent that Motorola has utilized a portion of our operating losses in their consolidated returns, we were reimbursed for the utilization of those losses prior to the Contribution. Such reimbursement is considered a capital contribution and is reflected as an increase to business/stockholders’ equity in the accompanying consolidated and combined financial statements. After the Contribution, and pursuant to the Tax Sharing Agreement, to the extent that Motorola expects to utilize a portion of the Company’s losses prior to the IPO, the Company has not recorded any reimbursement for the utilization of these losses in the provision.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the negative impact of SFAS No. 123R on our financial position, results of operations and liquidity in the third quarter of our 2005 fiscal year. The negative impact would be created due to the fact that we have previously issued employee stock options for which no expense has been recognized which will not be fully vested as of the effective date of SFAS No. 123R.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still assessing the impact of SFAS No. 151 on our financial position, results of operations and liquidity.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Two of the more significant provisions of the Act relate to a one time opportunity to repatriate foreign earnings at a reduced rate and manufacturing benefits for qualified production activity income. We have not yet determined the impact, if any, of this Act on our financial position, results of operations and liquidity.

Trends, Risks and Uncertainties

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the Securities and Exchange Commission.

The loss of one or more of our significant customers may adversely affect our business.

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. In 2004, our 10 largest end customers accounted for approximately 58% of our total net sales. Motorola, our largest end customer, accounted for 28% of our total net sales. In particular, in 2004, approximately 74% of WMSG net sales were to Motorola on an end customer basis. In 2003, our 10 largest end customers accounted for approximately 54% of our total net sales. Motorola, our largest end customer, accounted for 23% of our total net sales. In particular, in 2003, approximately 69% of WMSG net sales were to Motorola on an end customer basis. In 2002, our 10 largest end customers accounted for approximately 55% of our total net sales. Motorola, our largest end customer, accounted for approximately 26% of our total net sales in 2002. In particular, in 2002, approximately 73% of WMSG net sales were to Motorola on an end customer basis. The purchase and supply agreement that we entered into with Motorola will not assure us of sales to Motorola in the future comparable to historical levels. The loss of Motorola or one of our other major end customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We incurred sizeable net losses and may experience future net losses.

Our operating results have been adversely affected by, among other things, a global economic slowdown and an abrupt decline in demand for many of the end products that incorporate our semiconductor products. We incurred sizeable net losses in each of 2002 and 2003 of approximately $1.8 billion and $366 million, respectively. We may face reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors that could adversely affect our results of operations in the near term. While we achieved profitability in 2004, we cannot predict whether we will maintain profitability in future periods.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. For example, the Semiconductor Industry Association expects that year-over-year semiconductor industry revenue will be essentially flat in 2005 after expanding 28% in 2004. We may not be able to manage these downturns. Any future downturns of this nature could have a material adverse effect on our business, financial condition and results of operations.

Winning business is subject to a competitive selection process that can be lengthy and requires us to incur significant expense, and we may not be selected. Even after we win and begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no sales from a product and adversely affect our results of operations.

Our primary focus is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ equipment. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a product area, the loss of a design win can sometimes result in our failure to offer a generation of a product. This can result in lost sales and could hurt our position in future competitive selection processes because we may be perceived as not being a technology leader.

After winning a product design for one of our customers, we may still experience delays in generating revenue from our products as a result of the lengthy development and design cycle. In addition, a delay or cancellation of a customer’s plans could significantly adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, if our customers fail to successfully market and sell their equipment it could materially adversely affect our business, financial condition and results of operations as the demand for our products falls.

The success of our business may be dependent on our ability to maintain our third-party foundry relationships, and to increase utilization of foundry manufacturing and assembly and test capacity.

As part of our asset-light strategy, we have reduced the number of our owned manufacturing facilities. Since 2000, we have also sought to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. As a result, our products are manufactured in fewer owned facilities, and we are increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. In the event that manufacturing capacity is reduced or eliminated at one or more facilities, with fewer alternative facilities, manufacturing can be more easily disrupted, we could have difficulties fulfilling our customer orders, and our sales could decline. In addition, if these third parties on whom we are becoming increasingly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, and our sales could decline. In such events, our business, financial condition and results of operations would be adversely affected.

To the extent we rely on alliances and third-party design and/or manufacturing relationships, we face the following risks:

•	inability of our manufacturing partners to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	manufacturing costs that are higher than anticipated;

•	decline in product reliability;

•	inability to maintain continuing relationships with our suppliers; and

•	reduced control over delivery schedules and product costs.

If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue or adversely affect our business, financial condition and results of operations.

If we cannot maintain our strategic relationships or if our strategic relationships fail to meet their goals of developing technologies or processes, we may lose our investment, and we may fail to keep pace with the rapid technological developments in our industry.

In the past, we have entered into strategic relationships to develop technologies and manufacturing processes. For example, we share a research and fabrication plant for the manufacturing of 300 millimeter wafers in Crolles, France with STMicroelectronics and Philips Electronics, and we founded and are an investor in StarCore LLC, a joint venture to develop an open digital signal processing architecture, with Infineon Technologies AG and Agere Systems Inc. If any of our strategic relationships do not accomplish our intended goals, we may lose our investment, and we may fail to keep pace with the rapid technological developments in our industry.

The demand for our products depends in large part on continued growth in the industries into which they are sold. A market decline in any of these industries could have a material adverse effect on our results of operations.

We derive and expect to continue to derive significant sales from the communications equipment industry and the transportation industry.

Growth of demand in the communications equipment industry has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	capital spending levels of communications service providers;

•	lack of industry standards;

•	rate of adoption of new or alternative technologies;

•	changes in regulation of communications services; and

•	general economic conditions.

We cannot assure you of the rate, or extent to which, the communications equipment industry will grow, if at all. Any continued decline in this industry could result in slower growth or a decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations. In recent years, our sales have lagged as compared to our competitors in the semiconductor industry, and our market share has declined. We believe that this is in large part because of our focus on the communications equipment industry.

Our automotive customer base is comprised largely of suppliers to U.S. and European automotive manufacturers. Shifts in demand away from U.S. and European automotive manufacturers or lower demand for U.S. and European automobiles could adversely affect our sales.

Furthermore, projected industry growth rates may not be as forecast, resulting in spending on process and product development well ahead of market requirements, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our intellectual property rights.

The semiconductor industry is characterized by the vigorous pursuit and protection of intellectual property rights. From time to time, third parties may and do assert against us their patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. See “Business—Legal Proceedings” for a description of the significant proceedings in which we are currently involved. Any claims that our products or processes infringe these rights (including claims arising through our contractual indemnification of our customers), regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of the infringing products or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all; or

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights or developing or licensing new intellectual property, which may harm our ability to compete and may have a material adverse effect on our results of operations.

We generate revenues from our intellectual property. These revenues are generated from the license of patents and manufacturing technologies to third parties. Our intellectual property revenues were approximately 2% of our revenues during 2004, 3% of our revenues during 2003 and approximately 4% of our revenues during 2002. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. In the past, we have found it necessary to engage in litigation with other companies to force those companies to execute revenue-bearing license agreements with us or prohibit their use of our intellectual property. See “Legal Proceedings” in Item 3 for a description of the current proceedings that we initiated to protect our proprietary technologies and processes. These proceedings, and future proceedings, may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

•	the steps we take to prevent misappropriation or infringement of our intellectual property will be successful;

•	any of our existing or future patents will not be challenged, limited, invalidated or circumvented; or

•	any of the measures described above would provide meaningful protection.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology, it would make it easier for our competitors to offer similar products. In addition, effective copyright, trademark and trade secret protection may be unavailable or of limited usefulness in protecting our technology in certain jurisdictions in which we and our competitors compete.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, fluctuations in currency exchange rates and other factors related to our international operations.

We sell our products throughout the world. In 2004, approximately 76% of our products were sold in countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory or economic conditions;

•	trade protection measures and price controls;

•	Import or export licensing requirements;

•	economic downturns, civil disturbances or political instability;

•	currency restrictions;

•	differing labor standards;

•	differing protection of intellectual property;

•	nationalization and expropriation; and

•	potentially burdensome taxation and changes in foreign tax laws.

International conflicts are creating many economic and political uncertainties that are impacting the global economy. A continued escalation of international conflicts could severely impact our operations and demand for our products.

A majority of our products are manufactured in Asia, primarily in China, Japan, Malaysia and Taiwan. Any conflict or uncertainty in these countries, including due to public health or safety concerns (such as Severe Acute Respiratory Syndrome) or natural disasters (such as earthquakes), could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing partnerships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

We prepare our financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. Changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity. Although we may seek to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we cannot assure you that our efforts will be successful. To the extent we sell our products in foreign markets, currency fluctuations may result in our products becoming too expensive for foreign customers.

We operate in a highly competitive industry and face competitors that may have greater resources or are more focused.

The semiconductor industry is highly competitive. Some of our competitors are large national and multinational companies that may have significantly greater financial resources than we do. Like us, many of our competitors offer a wide variety of products. If these competitors substantially increase the resources they devote to developing and marketing competitive products, we may not be able to compete effectively. Any consolidation among our competitors could enhance their product offerings and financial resources, further enhancing their competitive position. In addition, some of our competitors operate in narrow business areas relative to us, allowing them to concentrate their research and development efforts directly on products and services for those areas, which may constitute a competitive advantage.

If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our business, financial condition and results of operations may be adversely affected.

Technology is an important component of our business and growth strategy, and our success depends to a significant extent on the development, implementation and acceptance of new product designs and improvements. Our ability to develop products and related technologies to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness in our target markets.

In particular, to stay competitive, we must transition certain products to 300 millimeter manufacturing technology. Currently, most semiconductor manufacturing facilities, or fabs, process wafers with diameters of 150 millimeters or 200 millimeters. However, as industry technology continues to improve, we expect that a significant portion of new fabs and leading edge semiconductor manufacturing equipment will be configured for 300 millimeter wafers. Our transition to this technology requires access to 300 millimeter manufacturing capacity. We intend to access this technology through foundry or other alliances such as our alliance with STMicroelectronics and Philips Electronics in Crolles, France. If we are unable to access, or are delayed in accessing, this technology, our ability to develop new products could suffer, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in establishing a brand identity.

Until 2004 we conducted our business under Motorola’s brand name. We are currently conducting our business under our new brand name, “Freescale.” The value of Motorola’s brand name was recognized by our customers, suppliers and potential employees. We will need to expend significant time, effort and resources to establish our new brand name in the marketplace. We cannot guarantee that this effort will ultimately be successful. If our effort to establish a new brand identity is unsuccessful, our business, financial condition and results of operations may suffer.

Our ability to meet customer demand depends, in part, on obtaining supplies and a reduction in supplies could negatively impact our business.

Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. We have experienced shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. A number of our supplies are obtained from one source. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business, financial condition and results of operations.

We intend to engage in acquisitions, joint ventures and other transactions that may complement or expand our business. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

Our future success may be dependent on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing, as a result of our agreements with Motorola or as a result of restrictive covenants in our debt instruments. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;

•	possible adverse effects on our operating results during the integration process; and

•	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

Our cost-reduction efforts could adversely affect our business.

Since the second half of 2000, we have been reducing costs and simplifying our product portfolios in our business. We have discontinued product lines, exited businesses, consolidated manufacturing facilities and reduced the total number of our employees by approximately 11,000. If these efforts do not generate the level of cost savings we expect and/or that are necessary to enable us to effectively compete, they may have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental, health and safety laws, which could increase our costs and restrict our operations in the future.

We are subject to a variety of laws relating to the use, disposal, clean-up of, and human exposure to, hazardous materials. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to future liabilities in excess of our reserves, including without limitation the production of lead-free products. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. In the event of the discovery of new contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations. For a description of environmental matters in which we are currently involved, see “Legal Proceedings—Environmental Matters” in Item 3.

In addition to the costs of complying with environmental, health and safety requirements, we have incurred and may in the future incur costs defending against environmental litigation brought by government agencies and private parties. We may be defendants in lawsuits brought by parties in the future alleging environmental damage, personal injury or property damage. A significant judgment against us could harm our business, financial condition and results of operations.

In the last few years, there has been increased media scrutiny and associated reports focusing on a potential link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Regulatory agencies and industry associations have begun to study the issue to see if any actual correlation exists. Because we utilize these clean rooms, we may become subject to liability claims. In addition, these reports may also affect our ability to recruit and retain employees.

Our products may be subject to product liability claims, which could be expensive and could divert management’s attention.

Our semiconductors are incorporated into a number of end products. We face an inherent exposure to product liability claims if our semiconductors (or the equipment into which our semiconductors are incorporated) malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our products caused a loss. Product liability claims could result in significant expenses relating to defense costs or damages awards. In particular, the sale of systems and components for the transportation industry involves a high degree of risk that such claims may be made. In addition, we may be required to participate in a recall if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or in order to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. Any product liability claim brought against us could have a material adverse effect on our reputation, business, financial condition and results of operations.

Differences in voting power and liquidity between our Class A common stock and Class B common stock may cause the market price of the Class A common stock to be different from the market price of the Class B common stock.

Since trading began on our Class B common stock in December 2004, it has had a higher daily trading volume than our Class A common stock. Our Class B common stock also has greater voting power per share (5 votes per share) than our Class A common stock (1 vote per share). Since the Class B common stock typically has more trading liquidity, and because it has greater voting power per share, some investors may prefer the Class B common stock as a means of investing in our Company. As a result, the market price of the Class B common stock may be higher than the market price of the Class A common stock. If the liquidity of the Class A common stock were to exceed the Class B common stock in the future, the market price of the Class A common stock could be higher than the market price of the Class B common stock.

Our industry is highly capital intensive and, if we are unable to obtain the necessary capital, we may not remain competitive.

Semiconductor manufacturing requires a constant upgrading of facilities and process technology to remain competitive. We intend to meet our capital needs through a variety of sources, including the capital markets. If we are unable to obtain capital on favorable terms, or if we are unable to obtain capital at all, it may have a material adverse effect on our business, financial condition and results of operations.

Loss of our key management and other personnel, or an inability to attract such management and other personnel, could impact our business.

We depend on our senior executive officers and other key personnel to run our business. With the exception of our Chief Executive Officer, we do not have long-term retention contracts with our key personnel. The loss of any of these officers or other key personnel could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop marketable products.

Our internal controls over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2005. In the course of our on-going Section 404 evaluation, we have identified areas of internal controls that may need improvement and have instituted remediation efforts where necessary. Currently, none of the identified areas that need improvement have been categorized as material weaknesses or significant deficiencies. However, we are still in the evaluation process, and we may identify conditions that may result in significant deficiencies or material weaknesses in the future.

We have recorded significant reorganization of business charges in the past and may do so again in the future, which could materially adversely affect our business

In 2004, 2003 and 2002, we recorded restructuring and asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure in the amounts of $68 million, $85 million and approximately $1.1 billion, respectively. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur both employee termination and asset impairment charges in the future and such charges may have a material adverse effect on our business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company has implemented a foreign exchange management process to manage currency risks resulting from transactions in currencies other than the functional currency of its subsidiaries. The Company uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on our management’s assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and expects to hedge some forecasted transactions and investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, such as those in Latin America and Asia, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At December 31, 2004, the Company had net outstanding foreign exchange contracts with notional amounts totaling $244 million which are recorded at fair value. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of December 31, 2004:

Buy (Sell)	December 31, 2004
Euro	$69
Japanese Yen	(64)
British Pound	(41)
Malaysian Ringett	29
Taiwan Dollar	(14)

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings include derivative financial instruments and other financial instruments, which are not denominated in the currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, equity investments, and notes as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the remainder of the foreign exchange financial instruments would hypothetically decrease by $23 million as of December 31, 2004 if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will be realized. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Fair Value Hedges

At December 31, 2004, the Company had one fair value hedge with a notional amount of $26 million and a fair value of $4 million.

Cash Flow Hedges

At December 31, 2004, the Company did not have any cash flow hedges. However, the Company expects that it may have cash flow hedges in the future.

Net Investment in Foreign Operations Hedge

At December 31, 2004, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.

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

Except for these interest rate swaps, the Company did not enter into commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2004.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

A hypothetical 10% decline in market rates would not have a material effect on the balance sheet, income statement or cash flows over the next fiscal year.

At December 31, 2004, the fair value of the Company’s long-term debt approximated $1.33 billion, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2004.

Fair Value Hedges

The Company has designated these interest rate swap agreements as fair value hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments expected to be made or received under such hedge agreements. The fair value of all interest rate swaps at December 31, 2004 was $19 million.

Cash Flow Hedges

At December 31, 2004, the Company did not have any cash flow hedges. However, the Company expects that it may have cash flow hedges in the future.

Equity Price Market Risk

The value of the available-for-sale securities was minimal as of year-end 2004 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Freescale Semiconductor, Inc.:

We have audited the accompanying consolidated and combined balance sheets of Freescale Semiconductor, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated and combined statements of operations, business/stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Freescale Semiconductor, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Austin, Texas

January 18, 2005

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales (includes direct sales to Motorola of $1,307, $961 and $1,143, respectively)	$5,715	$4,864	$5,001
Cost of sales	3,575	3,451	3,763

Gross margin	2,140	1,413	1,238

Selling, general and administrative	799	649	604
Research and development	965	1,005	993
Reorganization of businesses	36	63	1,156
Separation expenses	74	—	—

Operating earnings (loss)	266	(304)	(1,515)

Other income (expense):
Interest expense, net	(31)	(114)	(163)
Gains on sales of investments and businesses, net	41	106	15
Other	(13)	(7)	(18)

Total other expense	(3)	(15)	(166)

Earnings (loss) before income taxes	263	(319)	(1,681)
Income tax expense	52	47	86

Net earnings (loss)	$211	$(366)	$(1,767)

Net earnings per common share:
Basic	$1.08
Diluted	$1.06
Weighted average common shares outstanding:
Basic	195
Diluted	200
Pro forma earnings per common share:
Basic	$0.63
Diluted	$0.62
Pro forma weighted average common shares outstanding:
Basic	334
Diluted	339

See accompanying notes to consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated and Combined Balance Sheets

(In millions)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$2,374	$87
Accounts receivable, net (includes amounts due from Motorola of $266 and $43, respectively)	638	350
Inventories	742	693
Deferred income taxes	26	20
Other current assets	176	204
Assets held-for-sale	45	334

Total current assets	4,001	1,688

Property, plant and equipment, net	2,207	2,331
Investments	31	126
Other assets	383	304

Total assets	$6,622	$4,449

LIABILITIES AND BUSINESS/STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$2	$27
Accounts payable (includes amounts due to Motorola of $59 and $13, respectively)	516	344
Accrued liabilities	643	368

Total current liabilities	1,161	739

Long-term debt	1,250	2
Deferred income taxes	26	48
Other liabilities	249	104

Business/Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 131 shares issued and outstanding in 2004	1	—
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding in 2004	3	—
Additional paid-in capital	3,800	—
Retained earnings	73	—
Owner’s net investment	—	3,422
Other comprehensive earnings	59	134

Total business/stockholders’ equity	3,936	3,556

Total liabilities and business/stockholders’ equity	$6,622	$4,449

See accompanying notes to consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated and Combined Statements of Business/Stockholders’ Equity

(In millions)

		Other Comprehensive Earnings (loss)		Class A Common Stock		Class B Common Stock
	Owner’s Net Investment	Fair Value Adjustment to Available for Sale Securities	Foreign Currency Translation Adjustments	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Earnings (loss)
Balances at January 1, 2002	$5,594	$10	$(149)	—	$—	—	$—	$—	$—
Net loss	(1,767)	—	—	—	—	—	—	—	—	$(1,767)
Net transfers from Motorola	233	—	—	—	—	—	—	—	—	—
Net unrealized losses on securities (net of tax effect of $0)	—	(11)	—	—	—	—	—	—	—	(11)
Net foreign currency translation adjustments (net of tax effect of $0)	—	—	114	—	—	—	—	—	—	114

Balances at December 31, 2002	$4,060	$(1)	$(35)	—	$—	—	$—	$—	$—	$(1,664)

Net loss	(366)	—	—	—	—	—	—	—	—	$(366)
Net transfers to Motorola	(272)	—	—	—	—	—	—	—	—	—
Net unrealized gains on securities (net of tax effect of $0)	—	1	—	—	—	—	—	—	—	1
Net foreign currency translation adjustments (net of tax effect of $0)	—	—	169	—	—	—	—	—	—	169

Balances at December 31, 2003	$3,422	$—	$134	—	$—	—	$—	$—	$—	$(196)

Net earnings	138	—	—	—	—	—	—	—	73	211
Net transfers to Motorola	(520)	—	—	—	—	—	—	—	—	—
Net unrealized gains on securities (net of tax effect of $0)	—	104	—	—	—	—	—	—	—	104
Net foreign currency translation adjustments (net of tax effect of $0), pre-Contribution	—	—	16	—	—	—	—	—	—	16
Contribution	(3,040)	(104)	(150)	—	—	278	3	3,291	—	—
Net foreign currency translation adjustments (net of tax effect of $0), post-Contribution	—	—	59	—	—	—	—	—	—	59
Capital contribution by Motorola	—	—	—	—	—	—	—	10	—	—
IPO proceeds, net of offering costs	—	—	—	130	1	(8)	—	1,611	—	—
Distributions to Motorola	—	—	—	—	—	—	—	(1,127)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	11	—	—
Proceeds from stock option exercises	—	—	—	1	—	—		4	—	—

Balances at December 31, 2004	$—	$—	$59	131	$1	270	$3	$3,800	$73	$390

See accompanying notes to consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated and Combined Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2004	2003	2002
Operating
Net earnings (loss)	$211	$(366)	$(1,767)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	740	858	1,094
Net expenses paid by Motorola	65	—	—
Charges for reorganization of businesses	68	61	1,226
Stock-based compensation	11	—	—
Gain on sales of investments and businesses, net	(41)	(106)	(15)
Deferred income taxes	21	48	15
Other	(11)	(13)	21
Change in assets and liabilities, net of effects of acquisitions, dispositions, Contribution and Distribution:
Accounts receivable, net	(161)	102	(109)
Inventories	(46)	114	(119)
Other current assets	5	(107)	(8)
Accounts payable and accrued liabilities	361	(138)	(355)
Other assets and liabilities	(33)	58	(19)

Net cash provided by (used for) operating activities	1,190	511	(36)

Investing
Acquisitions and investments, net	(41)	(33)	(15)
Proceeds from sale of investments and businesses	100	150	2
Capital expenditures	(522)	(310)	(220)
Proceeds from sale of property, plant and equipment and assets held for sale	38	96	45

Net cash used for investing activities	(425)	(97)	(188)

Financing
Debt issuance proceeds, net of debt issuance costs	1,218	—	—
IPO proceeds, net of offering costs	1,612	—	—
Repayment of short-term borrowings	(22)	(35)	(91)
Repayment of long-term debt	(7)	(87)	(52)
Stock option exercises	4	—	—
Net transfers from (to) Motorola	(170)	(251)	288
Borrowings from Motorola	428	—	—
Repayments of borrowings from Motorola	(428)	—	—
Distributions to Motorola	(1,127)	—	—

Net cash provided by (used for) financing activities	1,508	(373)	145

Effect of exchange rate changes on cash and cash equivalents	14	2	1

Net increase (decrease) in cash and cash equivalents	2,287	43	(78)
Cash and cash equivalents, beginning of year	87	44	122

Cash and cash equivalents, end of year	$2,374	$87	$44

See accompanying notes to consolidated and combined financial statements.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation and Combination: Freescale Semiconductor, Inc. (“Freescale”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to the Company (the “Contribution”) and an initial public offering (“IPO”) of Company Class A common stock. The Company completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Pursuant to the IPO registration statement on Form S-1 (File No. 333-111250), the Company sold 121.6 million shares of its Class A common stock at a price of $13.00 per share, for net proceeds of $1.5 billion. On July 23, 2004, the underwriters’ over-allotment option was partially exercised for 8.4 million shares, which generated $105 million in net proceeds. The remaining portion of the underwriters’ over-allotment has lapsed.

Prior to the IPO, Freescale was a wholly owned subsidiary of Motorola. Subsequent to the IPO, the Company had 130 million Class A and 270 million Class B shares of common stock outstanding. The holders of Class A common stock and Class B common stock have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on all matters to be voted on by stockholders. All of the Company’s Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”). We refer to the combined predecessor companies and businesses as the “Company”, “we”, “us” or “our” unless the context otherwise requires.

The combined financial statements include amounts prior to the Contribution that have been derived from the consolidated financial statements and accounting records of Motorola, principally representing Motorola’s Semiconductor Products Segment, using the historical results of operations, and historical basis of assets and liabilities of the semiconductor businesses. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company before the second quarter of 2004, Motorola’s net investment in the Company, including intercompany debt, is shown as Business equity in lieu of Stockholders’ equity in the combined financial statements prior to the Contribution. During the second quarter of 2004, the Company completed the Contribution from Motorola. As a result, the Company recognized the par value and additional paid-in-capital in connection with the issuance of Class B common stock exchanged for the net assets contributed at that time, and the Company began accumulating retained earnings upon completion of the Contribution. Beginning in the second quarter of 2004, the Company’s consolidated financial statements include all majority owned subsidiaries and assets and liabilities of the Company. Investments in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions between and among the Company and its subsidiaries have been eliminated.

The Company and Motorola have entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. See Note 2 for additional discussion. Transactions between Freescale and Motorola have been identified in the financial statements as transactions between related parties.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Prior to the Contribution, Motorola primarily utilized a worldwide centralized approach to cash management, in which cash accounts were principally swept on a daily basis, with the financing of its operations and all related activity between the Company and Motorola reflected as business equity transactions in Owner’s Net Investment in the combined balance sheets. The cash and cash equivalents reflected in the combined balance sheets represented cash held directly by the Company in certain foreign locations.

Revenue Recognition: The Company recognizes revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are primarily related to European customers where these terms are customary, are recognized upon delivery. Accruals are established, with the related reduction to revenue, for allowances for discounts and product returns based on actual historical exposure at the time the related revenues are recognized. Revenue for services is recognized ratably over the contract term or as services are being performed. Investment incentives related to government grants are recognized when a legal right to the grant exists and there is reasonable assurance that both the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received. Government grants are recorded as a reduction of the cost being reimbursed. Revenue related to licensing agreements is recognized at the time the Company has fulfilled its obligations and the fee received is fixed or determinable or are deferred. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. As a percentage of sales, revenue related to licensing agreements represented 2%, 3%, and 4% for the years ended December 31, 2004, 2003 and 2002, respectively.

Distributor Sales: Revenue from sales to distributors of the Company’s products is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. In response to competitive market conditions, the Company offers incentive programs common to the semiconductor industry. Accruals for the estimated distributor incentives are established at the time of the sale, along with a related reduction to revenue, based on the terms of the various incentive programs, historical experience with such programs, prevailing market conditions and current inventory levels. Distributor incentive accruals are monitored and adjustments, if any, are recognized based on actual experience under these incentive programs.

Inventories: Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Product-Related Expenses: Shipping and handling costs associated with product sales are included in cost of sales. Expenditures for advertising are expensed as incurred. Provisions for estimated costs related to product warranties are made at the time the related sale is recorded, based on historic trends. Research and development costs are expensed as incurred.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the declining-balance, or the straight-line methods, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years), and commences once the assets are ready for their intended use.

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and reclassified to assets held for sale.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Intangible Assets: Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. Goodwill is reviewed for impairment at least annually during the fourth quarter. No such goodwill impairments were recorded in 2004, 2003 or 2002. Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 3 to 10 years. The Company has no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets: Long-lived assets held and used by the Company and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a future discounted cash flow analysis. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less costs to sell.

Investments: Investments include, principally, cost and equity method investments, as well as available-for-sale equity securities at fair value. For the available-for-sale equity securities, any unrealized holding gains and losses, net of deferred taxes, are excluded from operating results and are recognized as a separate component of Business/Stockholders’ equity until realized. The fair values of the securities are determined based on prevailing market prices. The Company assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired. This assessment is made by considering available evidence including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company, and the Company’s intent and ability to hold the investment.

Income Taxes: The Company’s income taxes as presented herein are calculated on a separate tax return basis, although the Company was included in the consolidated tax return of Motorola prior to the IPO. Motorola managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that the Company would have followed or does follow as a stand-alone company. The Company became responsible filing its own tax returns in all jurisdictions throughout 2004. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and also for net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2004 and 2003.

At December 31, 2004, the fair value of the Company’s long-term debt approximated $1.33 billion, which has been determined based upon quoted market prices. The Company’s outstanding long-term debt balance was $1.25 billion at December 31, 2004. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Foreign Currency Translation: Many of the Company’s non-U.S. operations use the respective local currencies as the functional currency. Those non-U.S. operations which do not use the local currency as the functional currency use the U.S. dollar. The effects of translating the financial position and results of operations of local currency functional operations into U.S. dollars are included in a separate component of Business/Stockholders’ equity.

Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency as well as gains and losses on hedges of existing assets or liabilities are marked-to-market, and the result is included within Other income (expense) in the statements of operations. Gains and losses on financial instruments that hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when it is probable the transaction will not occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

Stock Compensation Costs: The Company accounts for employee options to purchase Freescale stock and restricted stock units and for employee participation in the Freescale employee stock purchase plan under the intrinsic value method of expense recognition. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock.

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

Prior to the Distribution, compensation expense, if any, relating to Motorola options and restricted stock units held by Freescale employees was allocated by Motorola to Freescale on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by the Company’s employees were converted to options to acquire Class A common stock of the Company. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and allowed for the fair value of the grant before and after the conversion to be maintained. As a result, under this formula, using the average closing prices at the Distribution Date of Motorola and Freescale shares of stock, a total of approximately 23 million unvested Freescale stock options at an average exercise price of $9.91 were issued. These new issuances will maintain the original fair value calculated at their original grant date from Motorola and any related compensation expense will continue to be recognized over the remaining employee service period.

All unvested Motorola restricted stock units held by the Company’s employees on the date of Distribution were cancelled and reissued as restricted stock units for Class A common stock of the Company. A total of

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

approximately 350 thousand restricted stock units at $17.93 were issued at the Distribution Date. The compensation expense related to these reissued restricted stock units will continue to be recognized over the remaining employee service period.

The Company has evaluated the pro forma effects of using the fair-value-based method of accounting and as such, net earnings (loss), basic earnings per common share and diluted earnings per common share would have been as follows:

	Year Ended December 31,
	2004	2003	2002
Net earnings (loss):
Net earnings (loss), as reported	$211	$(366)	$(1,767)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of tax	20	6	8
Deduct: Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(75)	(99)	(98)

Pro forma	$156	$(459)	$(1,857)

Basic earnings per common share:
As reported	$1.08
Pro forma	$0.80

Diluted earnings per common share:
As reported	$1.06
Pro forma	$0.78

The weighted-average fair value of options granted was $7.42, $3.21, and $5.04 for 2004, 2003 and 2002, respectively. The fair value of each option is estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for grants in 2004, 2003 and 2002, respectively: dividend yields of 0%, 1.8% and 1.3%, respectively; expected volatility of 62.8%, 46.6% and 45.1%, respectively; risk-free interest rate of 3.5%, 2.6% and 3.8%, respectively; and expected lives of five years for each grant.

As a result of the issuance of a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation, the Company will be required, beginning in the third quarter of 2005, to begin expensing the stock compensation related to options instead of the disclosure only requirement disclosed above. Refer to Recent Accounting Pronouncements for further discussion.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the negative impact SFAS No. 123R will have on its financial position and results of operations in the third quarter of fiscal year 2005. The negative impact would be created due to the fact that the Company previously issued employee stock options for which no expense has been recognized which will not be fully vested as of the effective date of SFAS No. 123R.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still assessing the impact of SFAS No. 151 on its financial position, results of operations and liquidity.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Two of the more significant provisions of the Act relate to a one time opportunity to repatriate foreign earnings at a reduced rate and manufacturing benefits for qualified production activity income. The Company has not yet determined the impact, if any, of this Act on its financial position, results of operations and liquidity.

(2) Relationship with Motorola

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

Master Separation and Distribution Agreement

The master separation and distribution agreement describes generally the assets that were contributed to, and the liabilities assumed by, the Company from Motorola. The contributed assets generally include all of the assets of the semiconductor products sector of Motorola, as well as other specifically identified assets, including over 4,900 patent families. The liabilities assumed generally include all debts, liabilities, commitments and obligations of any nature to the extent arising out of or relating to the semiconductor products sector of Motorola prior to, on or after the contribution date as well as certain other specifically identified liabilities. The Company has agreed to indemnify Motorola for substantially all past, present and future liabilities associated with the semiconductor products sector.

In accordance with the contribution agreements, certain assets included in the historical combined financial statements were not contributed and certain liabilities included in the historical combined financial statements

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

were not assumed. The master separation and distribution agreement also governed certain rights and obligations of both Motorola and the Company with respect to the Company’s IPO and the Distribution.

Additionally, the master separation and distribution agreement contained covenants that limited the Company’s ability to undertake certain actions without the prior consent of Motorola for as long as Motorola beneficially owned at least 50% of the total voting power of the outstanding capital stock of the Company.

Tax Sharing Agreement

In general, under the tax sharing agreement, for periods prior to the IPO, Motorola assumed United States federal income tax liabilities of the Motorola affiliated group, and Motorola assumed state and foreign income tax liabilities associated with returns that include only Motorola and its subsidiaries. After the IPO, the Company is responsible for any United States federal, state and foreign income tax liabilities for returns filed that include only the Company and its subsidiaries.

The tax sharing agreement also contains provisions regarding tax benefits. Under those provisions, in general, the Company is required to pay Motorola for any tax benefit that the Company would receive (based on certain assumptions) as a result of an adjustment to a tax for which Motorola is responsible under the tax sharing agreement or as a result of an adjustment to any of Motorola’s tax attributes. Motorola is required to pay the Company for any tax benefit that Motorola would receive (based on certain assumptions) as a result of an adjustment to a tax for which the Company is responsible under the tax sharing agreement or as a result of an adjustment to any of the Company’s tax attributes. In either case, the company required to make a payment for such tax benefit may be required to do so prior to the time that, and regardless of whether, such tax benefit is actually realized in cash.

The provisions of the tax sharing agreement require the Company to indemnify Motorola against all tax related liabilities incurred by Motorola relating to the Contribution or the Distribution to the extent caused by an acquisition of our assets or stock (other than pursuant to the Contribution), or other actions by us. These liabilities include the substantial tax-related liability (calculated without regard to any net operating loss or other tax attribute of Motorola) that would result if the Contribution or the Distribution of the common stock of the Company held by Motorola to the Motorola shareholders failed to qualify as a tax-free transaction. This indemnification does not have a specified term and the Company’s liability under this indemnification could be material in the event the Contribution and Distribution failed to qualify as a tax-free transaction.

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

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

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

Employee Matters Agreement

The employee matters agreement allocates responsibility and liability for certain employee-related matters and provides that for a one-year period following the Contribution, while they are employed by the Company, such employees’ terms and conditions of employment (other than the United States pension and retiree medical) shall be at least substantially comparable in the aggregate to their terms and conditions of employment in effect immediately prior to the Contribution date. This agreement details actions regarding employee benefit arrangements and employee stock and incentive compensation arrangements.

Transactions with Motorola

The Company designs, produces and sells semiconductors to other Motorola businesses, including the Personal Communications business, the Global Telecom Solutions business, the Commercial, Government and Industrial Solutions business, the Broadband Communications business and the Integrated Electronic Systems business. The Company’s direct net sales to other Motorola businesses included in Net sales were $1.3 billion, $961 million and $ 1.1 billion for the years ended 2004, 2003 and 2002, respectively. Accounts receivable from Motorola were $266 million including $155 million due in connection with the Distribution and $43 million at December 31, 2004 and 2003, respectively. Accounts payable to Motorola were $59 million and $13 million at December 31, 2004 and 2003, respectively.

The statements of operations prior to the second quarter of 2004 include expense allocations for certain corporate functions historically provided by Motorola. These allocations were made on a specifically identifiable

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

basis or using relative percentages, as compared to Motorola’s other businesses, net sales, payroll, fixed assets, inventory, net assets excluding debt, headcount or other reasonable methods. These expense allocations included:

General Corporate Expenses: Represents costs related to corporate functions such as accounting, treasury, tax, legal, executive oversight, human resources and other services. The allocation is based on a three-part formula comprised of the relative percentage of the Company’s net sales, payroll and net fixed assets/inventory to the respective total Motorola costs. These allocations are reflected in Selling, general and administrative in the Company’s statements of operations.

Basic Research: Represents costs of basic research conducted by Motorola Labs. The allocation is based on a three-part formula comprised of the relative percentage of the Company’s net sales, payroll and net fixed assets/inventory to the respective total Motorola costs. These amounts are reflected in Research and development in the Company’s statements of operations.

Employee Benefits and Incentives: Represents fringe benefit costs and other employee benefits and incentives. Fringe benefits include 401(k) match and profit sharing, U.S. pension plan, retiree healthcare and group healthcare costs, and are allocated to the Company on a headcount basis for 401(k) and group healthcare costs and on an eligible compensation or eligible service years basis for pension and retiree medical costs. Such amounts are reflected in the respective Cost of sales, Selling, general and administrative and Research and development in the accompanying statements of operations. Other employee benefits and incentives include officers and supplemental pension, restricted stock compensation and incentive program costs. These costs are allocated on a specific employee identification basis with a proportional allocation of corporate employee related costs. These amounts are reflected in Selling, general and administrative in the accompanying statements of operations.

Interest Expense: Prior to the Contribution, Motorola provided financing to the Company and incurred debt at Motorola. Although the incurred debt is not allocated to the Company, a portion of the interest expense was allocated based on the relative historical percentage of the Company’s net assets, included in Motorola’s consolidated financial statements, excluding debt, to Motorola’s consolidated total net assets, excluding debt with such amounts reflected in Interest expense, net in the accompanying statements of operations.

After the first quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement discussed above. Under the terms of the transition services agreement, the Company also receives compensation for services provided to Motorola in certain locations. The Company charged Motorola $18 million for services provided during the year ended December 31, 2004. These amounts were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The following table presents the expense allocations reflected in the accompanying statements of operations and expenses incurred under the transition services agreement:

	Year Ended December 31,
	2004	2003	2002
Expense allocations:
General corporate expenses	$36	$134	$112
Basic research	10	42	45
Employee benefits and incentives	63	228	192
Interest expense	20	109	163
Expenses under the transition services agreement:
General corporate expenses	130	—	—
Employee benefits and incentives	132	—	—

	$391	$513	$512

The Company and Motorola considered these general corporate expenses, basic research and employee benefits and incentives allocations to be a reasonable reflection of the utilization of services provided. The Company’s interest expense as a stand-alone company may be higher or lower than the amounts reflected in the statements of operations. The Company currently expects that it will no longer be dependent on Motorola for most support services by or near the end of first quarter of 2005.

Motorola primarily uses a worldwide centralized approach to cash management and the financing of its operations with related activity between the Company and Motorola prior to the second quarter of 2004 reflected as equity transactions in Owner’s net investment in the Company’s balance sheets. Types of intercompany transactions include (1) cash deposits from the semiconductor businesses that were transferred to Motorola’s bank account on a regular basis, (2) cash borrowings from Motorola used to fund operations, capital expenditures or acquisitions, (3) capital contributions for income taxes, and (4) allocations of corporate expenses identified above.

On July 21, 2004, the Company made a distribution to Motorola of $1,022 million and transferred an additional $428 million to Motorola to repay outstanding borrowings. On July 23, 2004, an additional distribution of $105 million was made to Motorola.

Subsequent to the Contribution, Motorola had a continuing obligation to settle certain liabilities on behalf of the Company. These transactions were accounted for as capital contributions, as they are not required to be repaid by the Company. Motorola’s net capital contribution for the period after the Contribution totaled $10 million for the year ended December 31, 2004 and resulted in a $65 million reconciliation to operating cash flows.

Certain retiree benefits were available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, the Company assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The amount of the retiree medical benefit obligation assumed by the Company was $118 million, and Motorola also transferred a $68 million receivable. The receivable will be settled by Motorola with assets acceptable to Motorola and the Company without adverse tax consequences as permitted by law.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

At the Distribution Date, certain benefits, including U.S. pension and post-retirement medical benefits, were frozen, and the Company’s participation in the Motorola benefit plans ceased. As a result, a net $15 million curtailment gain was recognized in 2004.

The following table reflects a summary of significant transactions with Motorola subsequent to the Contribution and their related impact on the Company’s financial position and results of operations:

	Statement of Operations		Balance Sheet
	Separation Expenses	Selling, General & Administrative	Receivables	Liabilities	Additional Paid-In-Capital
Net expenses paid by Motorola for Freescale’s benefit	$30	$35	$4	$—	$(69)
Assumption of retiree medical benefit obligation	—	—	68	(118)	50
Assumption of long-term Disability liability	—	—	—	(9)	9
Net curtailment gains	(15)	—	17	(2)	—

	$15	$35	$89	$(129)	$(10)

(3) Other Financial Data

Statements of Operations Supplemental Information

Selling, General and Administrative

Investment incentives of $4 million, $48 million and $94 million for the years ended December 31, 2004, 2003 and 2002, respectively, have been included as a reduction of Selling, general and administrative in the accompanying statements of operations. The incentives in 2003 and 2002 were primarily related to the development of our wafer fabrication facility in China. The Company recognizes the benefit associated with investment incentives when a legal right to the grant exists and there is reasonable assurance that the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received.

In 2002, as a result of the Company’s decision not to be the sole owner of a wafer fabrication facility in China, the Company recorded an $80 million provision associated with the potential obligation to reimburse the Chinese government for tax exemptions previously received. However, the acquirer of the wafer fabrication facility, Semiconductor Manufacturing International Corporation (SMIC), filed an application in January 2004 with the Chinese government to request that their exemption provided by the Chinese government to exclude imported raw materials, construction material and production equipment for VAT and duty be expanded to include the Company’s obligations related to these exemptions. In February 2004, the Chinese government accepted this application, and the Company’s liability to reimburse these incentives was reduced by $51 million, of which $54 million has been recognized as a reduction of Selling, general and administrative and $3 million has been recognized as Income tax expense in the Company’s accompanying statements of operations for year ended December 31, 2004.

Separation Expenses

Separation expenses represent incremental, non-recurring costs that were directly related to the Contribution and separation from Motorola and include transaction taxes, professional fees, information technology and other

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

services. Motorola funded $30 million in separation expenses in 2004 after the Contribution, which was accounted for as a capital contribution. The separation expenses were offset by a $15 million net gain on curtailments, associated with the culmination of our employees’ participation in Motorola sponsored employee benefit plans. The Company expects to incur total separation expenses of approximately $10 million in 2005.

Other Income (Expense)

The following table displays the amounts comprising Interest expense, net, and Other included in Other income (expense) in the accompanying statements of operations:

	Year Ended December 31,
	2004	2003	2002
Interest expense, net:
Interest expense	$(51)	$(115)	$(167)
Interest income	20	1	4

	$(31)	$(114)	$(163)

Other:
Investment impairments	$(5)	$(9)	$(23)
Equity in earnings (losses) of non-consolidated investments	(3)	3	4
Net foreign currency income (losses)	(5)	(1)	1

	$(13)	$(7)	$(18)

Prior to the Contribution, Motorola allocated interest expense to the Company, which amounted to $20 million, $109 million and $163 million in 2004, 2003 and 2002, respectively. Following the Contribution, the allocation of interest expense was discontinued as the Company secured borrowings from outside sources, as well as borrowings from Motorola, until the IPO and concurrent debt offering, and incurred interest expense on such borrowings. On July 21, 2004, the Company completed the sale of $1.25 billion of senior unsecured debt. See Note 4 for additional discussion.

Cash paid for interest was $5 million in 2004.

Earnings Per Share

The Company calculated its earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For 2004, approximately 1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares, and therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

Year Ended December 31, 2004
Weighted average common shares outstanding	195
Dilutive effect of stock options/restricted stock units	5

Diluted weighted average common shares outstanding	200

As a result of the IPO, partial over-allotment exercise and employee option exercises, the Company now has a total of 401 million shares of common stock outstanding, including 131 million Class A and 270 million Class B shares. The Class A and Class B shares generally have identical rights except that the holders of Class B common stock have superior voting rights.

In connection with the IPO, certain employees have been awarded initial stock option and restricted stock unit grants to purchase Class A common stock of the Company or other equity-based awards. Upon the Distribution, the unvested Motorola stock options and restricted stock held by Freescale employees converted to unvested Freescale stock options and restricted stock in accordance with the employee separation agreement. See Note 6 for additional discussion.

Prior to the completion of the IPO, the Company had approximately 278 million shares of Class B common stock outstanding as a result of the Contribution. The Company has presented pro forma basic and diluted earnings per share amounts for the year ended December 31, 2004 as if the Contribution had occurred on January 1, 2004.

The shares used in the computation of the Company’s pro forma basic and diluted earnings per common share are as follows:

Year Ended December 31, 2004
Pro forma weighted average common shares outstanding	334
Dilutive effect of stock options/restricted stock units	5

Pro forma diluted weighted average common shares outstanding	339

Balance Sheet Supplemental Information

Accounts Receivable

Accounts Receivable, net, consist of the following:

	December 31,
	2004	2003
Accounts receivable	$376	$311
Due from Motorola – trade	111	43
Due from Motorola – non-trade	155	—

	642	354
Less allowance for doubtful accounts	(4)	(4)

	$638	$350

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Inventories

Inventories consist of the following:

	December 31,
	2004	2003
Finished goods	$240	$198
Work-in-process and production materials	502	495

	742	693

Property, Plant, and Equipment

Property, Plant and Equipment, net, consist of the following:

	December 31,
	2004	2003
Land	$53	$88
Building	1,017	2,194
Machinery and equipment	1,518	6,771
Assets not yet placed in service	170	27

	2,758	9,080
Less accumulated depreciation	(551)	(6,749)

	$2,207	$2,331

In connection with the Contribution, assets were recorded by the Company using Motorola’s historical cost basis in those assets. With regard to property, plant and equipment, this accounting results in the Company recognizing Motorola’s net book value of such assets as the Company’s initial book value, which resulted in a reduction of $6,929 in both the gross carrying value of depreciable assets and accumulated depreciation. The calculation did not change the carrying value or depreciable lives of the assets and had no impact on depreciation expense.

Depreciation expense was for the years ended December 31, 2004, 2003 and 2002 was $731 million, $851 million and $1.1 billion, respectively.

Assets Held for Sale

Assets held for sale were $45 million and $334 million at December 31, 2004 and 2003, respectively. The assets held for sale at December 31, 2004 primarily consist of the West Creek, Virginia property, and a facility in Austin, Texas. The assets held for sale at December 31, 2003 include $260 million related to building, machinery and equipment of a wafer fabrication facility in Tianjin, China that was sold on January 16, 2004 to SMIC. In conjunction with the asset sale, the Company transferred assets, entered into a cross-patent license agreement and paid $30 million in cash in exchange for Series D convertible preference shares in SMIC and warrants then valued at $321 million, resulting in a gain of $6 million.

During the year ended December 31, 2004 the Company also sold a facility in South Queensferry, Scotland, a facility in Sendai, Japan, a building in Austin, Texas, a building and property in Mesa, Arizona, and excess manufacturing equipment, all of which, including the Tianjin, China facility, were classified as held for sale as of

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

December 31, 2003. The total net gains from the disposal of assets, including assets held for sale, were $1 million, $12 million and $10 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Investments

Investments consist of the following:

	December 31,
	2004	2003
Available-for-sale equity securities:
Cost basis	1	$1
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	1	1
Other securities, at cost	24	53
Equity method investments	6	72

	$31	$126

In accordance with the contribution agreements, the Company’s investment in Phenitec included in the historical combined financial statements at December 31, 2003 totaled $69 million and was not contributed by Motorola to the Company. The Company’s investment in SMIC common stock totaled $24 million at December 31, 2003 and was subsequently sold during 2004.

The Company recorded investment impairment charges of $5 million, $9 million and $23 million for the years ended December 31, 2004, 2003 and 2002, respectively. These impairment charges represent other-than-temporary declines in the value of investments within the Company’s investment portfolio and are included in the Other statement line of Other Income (Expense) in the accompanying statements of operations.

Gains on sales of investments and businesses consist of the following:

	Year Ended December 31,
	2004	2003	2002
Gains on sale of equity securities, net	$41	$35	$1
Gains on sale of business and equity method investments	—	71	14

	$41	$106	$15

The net unrealized gains on securities included in Comprehensive earnings (loss) are comprised of the following:

	Year Ended December 31,
	2004	2003	2002
Gross unrealized gains (losses) on securities	$145	$36	$(10)
Less: Realized gains	41	35	1

Net unrealized gains (losses) on securities in Comprehensive earnings	$104	$1	$(11)

Less: Impact of Contribution	104	—	—

Fair value adjustment to available-for-sale securities in equity	$—	$1	$(11)

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

On March 11, 2004, all of the Company’s Series D convertible preference shares in SMIC were converted to 1.7 billion shares of common stock in connection with the IPO of SMIC. The Company sold 297 million shares of SMIC common stock in the IPO for $100 million in net proceeds, resulting in a $41 million gain. The 1.4 billion remaining shares of SMIC common stock were subject to restrictions on transfer that are released over an eighteen-month period, ending in September 2005. Warrants held by the Company for SMIC stock expired unexercised at the date of the SMIC IPO. The Company’s investment in SMIC common stock was classified as available-for-sale as of April 3, 2004. The SMIC common stock and certain other investments, with aggregate carrying values of $464 million, historically part of the semiconductor operations were not among the net assets contributed to the Company by Motorola.

Other Assets

Other assets consist of the following:

	December 31,
	2004	2003
Goodwill	$222	$220
Intangible assets, net of accumulated amortization of $6 and $32	17	28
Unamortized debt issuance costs	31	—
Fair value of interest rate swaps contracts	19	—
Pension plan assets	28	—
Asia land leases	16	26
Purchased licenses	14	13
Other	36	17

	$383	$304

Amortized intangible assets were composed of the following:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$17	$4	$38	$17
Customer lists	4	1	12	8
Trade names	2	1	10	7

	$23	$6	$60	$32

In connection with the Contribution, assets were recorded by the Company using Motorola’s historical cost basis in those assets. With regard to intangible assets, this accounting results in the Company recognizing Motorola’s net book value of such assets as the Company’s initial book value. The calculation did not change the net book value or amortizable lives of the intangible assets and had no impact on amortization expense.

Amortization expense on intangible assets was $9 million, $7 million and $5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense is estimated to be $5 million in 2005 and $4 million in 2006, $4 million in 2007, $2 million in 2008, and $2 million thereafter.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The following table displays a roll-forward of the carrying amount of goodwill from January 1, 2003 to December 31, 2004, by business segment:

Segment	January 1, 2003	Acquired (Adjustments)	December 31, 2003	Acquired (Adjustments)	December 31, 2004
Transportation and Standard Products	$14	$—	$14	$—	$14
Networking and Computing Systems	182	—	182	—	182
Wireless and Mobile Solutions	2	—	2	—	2
Other	22	—	22	2	24

	$220	$—	$220	$2	$222

The change in goodwill in 2004 resulted from changes in foreign currency exchange rates.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Taxes other than income taxes	$124	$109
Compensation	272	117
Exit cost and employee separation accruals	70	32
Deferred revenue	71	19
Other	106	91

	$643	$368

(4) Debt

On July 21, 2004 the Company issued $1.25 billion of senior unsecured debt securities. The debt securities consist of $400 million floating rate notes due 2009, $350 million notes due 2011 and $500 million notes due 2014. The debt was issued in a private placement to qualified institutional investors. On September 21, 2004, the Company filed a registration statement on Form S-4 (File No. 333-118649) relating to an offer to exchange the notes for other freely tradable notes. The exchange offer on these notes has expired and 99% of the notes were exchanged. Debt offering costs totaled $33 million in 2004.

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

The notes have restrictive covenants that limit the Company’s ability to, among other things, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, the Company’s capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is in compliance with these covenants as of December 31, 2004. The debt will

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

be guaranteed by any wholly-owned domestic subsidiaries that are not insignificant subsidiaries, as defined by the indenture. The Company does not currently have any significant wholly-owned domestic subsidiaries and thus there currently are no guarantees. The Company may redeem the floating rate notes at any time on or after July 15, 2006. The Company may redeem the notes due in 2011 and 2014 at any time on or after July 15, 2008 and July 15, 2009, respectively. In each case, the redemption prices are at a fixed percentage of the related notes’ principal balance ranging from 100% to 103.6% depending upon the series of notes redeemed and the redemption date. In addition, prior to July 15, 2007, the Company may redeem up to 35% of the outstanding notes with the net proceeds from one or more equity offerings.

In connection with this debt issuance, the Company has also entered interest rate swap contracts with various counterparties as a hedge of the fair value of the fixed rate notes. Under the terms of the interest rate swap contracts the Company has converted the fixed interest rate debt to variable interest linked to six-month LIBOR interest rates. See Note 5 for additional discussion.

	December 31,
	2004	2003
Floating rate notes due 2009	$400	$—
6.875% notes due 2011	350	—
7.125% notes due 2014	500	—
3.4% Development Bank of Japan notes due 2005	—	15

	1,250	15
Less: current maturities	—	13

Long-term debt	$1,250	$2

The 3.4% Development Bank of Japan notes due 2005 were fully paid during 2004

The Company’s short-term debt primarily consists of notes payable with various banks for working capital requirements. Outstanding short-term debt (excluding current maturities of long-term debt) was $2 million as of December 31, 2004 and $14 million as of December 31, 2003.

(5) Risk Management

Foreign Currency Risk

In connection with the Contribution, the Company initiated its own cash management process to provide financing for its operations, including: (1) cash deposits; (2) cash disbursements; (3) intercompany borrowings; (4) and borrowings from Motorola and other third parties. Prior to the Distribution, all of the Company’s hedge transactions were executed by Motorola and were subject to the transition services agreement.

As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company has implemented a foreign exchange management process to manage currency risks resulting from transactions in currencies other than the functional currency of its subsidiaries. The Company uses financial instruments to hedge, thereby attempting to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company intends to use hedge instruments that are effective at reducing the risk associated with the exposure being hedged and these instruments must be

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on management’s assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions, and expects that it may hedge some forecasted transactions and investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, such as those in Latin America and Asia, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At December 31, 2004 and 2003, the Company had net outstanding foreign exchange contracts with notional amounts totaling $244 million and $276 million, respectively, which are accounted for at fair value. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the most significant net foreign exchange hedge positions as of December 31, 2004 and 2003:

	December 31,
Buy (Sell)	2004	2003
Euro	$69	$(2)
Japanese Yen	(64)	125
British Pound	(41)	7
Malaysian Ringett	29	5
Taiwan Dollar	(14)	(83)

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties to fail to meet their obligations.

Fair Value Hedges

At December 31, 2004, the Company had one fair value hedge with a notional amount of $26 million and a fair value of $4 million. At December 31, 2003, the Company did not have any fair value hedges.

Cash Flow Hedges

At December 31, 2004 and 2003, the Company did not have any cash flow hedges.

Net Investment in Foreign Operations Hedge

At December 31, 2004 and 2003, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

Interest Rate Risk

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to variable-

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

rate payments based on LIBOR. The following table displays which interest rate swaps have been entered into during 2004:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
July 2004	$350	6.875% notes due 2011
July 2004	500	7.125% notes due 2014

	$850

The Company has designated these interest rate swap agreements as fair value hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments expected to be made or received under such hedge agreements.

Fair Value Hedges

The fair value of all interest rate swaps at December 31, 2004 was $19 million, and is recorded in Other assets with a corresponding offset to other long-term liabilities. At December 31, 2003, the Company did not have any fair value hedges.

Cash Flow Hedges

At December 31, 2004 and 2003, the Company did not have any cash flow hedges.

Equity Price Market Risk

At December 31, 2004 and 2003, the Company did not have any derivatives to hedge the value of its equity investments in affiliated companies.

General

The Company did not enter into commodity derivatives at December 31, 2004. At December 31, 2004 and 2003, the Company did not have any derivative instrument activity included in Other comprehensive income, a component of Business/Stockholders’ equity, in the accompanying balance sheets.

(6) Employee Benefit and Incentive Plans

Employees participate in several benefit and incentive plans. These include (1) stock compensation plans, (2) defined contribution plans, (3) incentive plans, (4) pension benefit plans and (5) postretirement healthcare benefit plans.

Consistent with the employee matters agreement, the Company adopted its own benefit and incentive plans after the Contribution. The transition to these plans began after the Contribution and culminated, for most plans, after the Distribution.

The statements of operations include expense allocations for certain fringe benefit costs and other employee benefits and incentives historically provided by Motorola. Fringe benefits include U.S. pension plan, postretirement health care, 401(k) match and profit sharing and group health care costs, and were allocated on a

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

headcount basis for 401(k) and group health care costs and on an eligible compensation or eligible service years basis for pension and postretirement health care costs. Such amounts are reflected in the respective Cost of sales, Selling, general and administrative, and Research and development in the statements of operations. Other employee benefits and incentives include officers and supplemental pension, restricted stock compensation and incentive program costs. These costs were allocated on a specific employee identification basis with a proportional allocation of corporate employee related costs. These amounts are reflected in Selling, general and administrative in the statements of operations. Total fringe benefit costs and other employee benefits and incentives, which includes group health care costs, allocated by Motorola, or incurred under the transition services agreement, were $195 million, $228 million, and $192 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Stock Compensation Plans

On June 18, 2004, the Company adopted the 2004 Omnibus Incentive Plan. The omnibus plan permits stock option grants, annual management incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance cash awards, stock appreciation rights grants (SARs), and cash awards. The aggregate number of shares of the Company’s Class A common stock that may be issued under the omnibus plan will not exceed 48 million.

Stock Options: The Company has a stock option plan under which Freescale employees may be granted options to purchase shares of the Company’s authorized but unissued Class A common stock. Each option granted has an exercise price of 100% of the market value of the common stock on the date of grant. The majority of the options have a contractual life of 10 years and vest and become exercisable ratably over three years from the date of grant.

In connection with the IPO, options to purchase approximately 12.3 million shares of the Company’s Class A common stock were granted to employees. The options have an exercise price equal to the initial offering price of the stock of $13.00 per share, vest ratably over a period of three years and expire if not exercised by the tenth anniversary of the grant date.

In anticipation of the Distribution, the Company adopted the Freescale Conversion Plan of 2004 (the Conversion Plan), which provides for Motorola stock options granted to Freescale employees prior to the Distribution to be converted to Freescale stock options. The Company reserved 26.5 million shares of Class A common stock for issuance under the Conversion Plan.

The conversion rate used to convert the Motorola stock options to Freescale stock options was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and allowed for the fair value of the grant before and after the conversion to be maintained, which resulted in no compensation expense as measured by APB 25. As a result, under this formula, using the closing price at the Distribution Date of Motorola common stock and the opening price of Freescale Class A common stock on the day after Distribution, the Company issued a total of approximately 23 million unvested Freescale stock options at an average exercise price of $9.91. Approximately 22.4 million options were outstanding as of December 31, 2004 after cancellations and exercises. No future awards will be made under this plan.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Stock option activity was as follows (in thousands, except exercise price and employee data):

	Shares subject to options	Wtd. avg. exercise price
Options outstanding at January 1, 2004	—	$—
Options granted	35,895	11
Options exercised	(540)	8
Options terminated, cancelled or expired	(783)	12

Options outstanding at December 31, 2004	34,572	11

Options exercisable at December 31, 2004	4,551	8

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (in thousands, except exercise price):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. exercise price	Wtd. avg. remaining contractual life (in yrs.)	No. of options	Wtd. avg. exercise price
$ 7-$ 9	14,250	$8	8	4,527	$8
$10-$12	304	12	9	1	12
$13-$15	19,322	13	9	4	15
$16-$18	669	17	9	18	19
$19-$30	27	21	6	1	24

	34,572	$11	8	4,551	$8

The following table summarizes information regarding Motorola stock options held by the Company’s employees at December 31, 2003 and 2002 (in thousands, except exercise price):

	December 31,
	2003		2002
	Shares subject to Options	Wtd. Avg. Exercise Price	Shares subject to Options	Wtd. Avg. Exercise Price
Options outstanding	54,491	$17	40,068	$21

Options exercisable	23,253	$26	23,233	$26
Options unvested	31,238	$11	16,835	$13

Restricted Stock Unit Grants: Restricted stock unit grants are rights to shares of Freescale’s Class A common stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. The restricted stock units vest ratably over a four-year period and are not entitled to dividends or voting rights, if any, until they are vested. Any compensation expense is recognized over the employee service period and is recorded as deferred compensation which is netted within additional paid-in capital.

In connection with the IPO, approximately 6.2 million restricted stock units for Class A common stock were granted to employees. At the date of grant, the issuance of the restricted stock units was recorded as deferred compensation measured using the initial offering price of $13.00 per share. Compensation expense resulting from these restricted stock units is being recognized ratably over the vesting period.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Prior to the Distribution, the Company’s employees participated in the Motorola restricted stock unit plans. At the Distribution, all unvested Motorola restricted stock units held by the Company’s employees on the date of Distribution were cancelled and reissued as restricted stock units for Class A common stock of the Company. A total of approximately 350,000 restricted stock units at $17.93 were issued at the Distribution Date.

	Shares Subject to RSUs		Deferred Compensation
RSUs outstanding at January 1, 2004	—	Deferred compensation balance at January 1, 2004	$—
RSUs granted	6,674	RSU grants	92
RSUs exercised	—	Amortization of RSU compensation expense	(11)
RSUs terminated, cancelled or expired	(230)	Reversals due to cancellations	(3)

RSUs outstanding at December 31, 2004	6,444	Deferred compensation balance at December 31, 2004	$78

Under Motorola’s restricted stock unit plans, compensation expense, if any, relating to Motorola restricted stock units held by Freescale employees was allocated by Motorola to Freescale on a specific employee basis. Under such plans, total Company employee restricted stock and restricted stock units issued and outstanding at December 31, 2003 were 1.0 million. At December 31, 2003, the amount of related deferred compensation specifically for to the Company’s employees reflected in Owner’s Net Investment in the combined balance sheets was $8.4 million. Net reductions to deferred compensation for the years ended December 31, 2003 were $3.8 million. Approximately 0.2 million and 0.2 million shares of restricted stock and restricted stock units were granted to Company employees in 2003 and 2002, respectively. The amortization of deferred compensation for the years ended December 31, 2003 and 2002 was $5.9 million and $8.4 million, respectively.

Employee Stock Purchase Plan: The Company initiated an employee stock purchase plan after the Distribution. Under the plan, eligible participants are allowed to purchase shares of Freescale’s Class A common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of Freescale’s Class A common stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from February 1 through July 31 and the second one from August 1 through January 31. The aggregate number of shares of the Company’s Class A common stock that may be issued under the Employee Stock Purchase Plan will not exceed 6 million.

Prior to the Distribution, the Company’s employees participated in the Motorola employee stock purchase plan. Under the Motorola employee stock purchase plan, eligible participants were allowed to purchase shares of Motorola’s common stock through payroll deductions of up to 10% of compensation on an after-tax basis until October 1, 2004. The price an employee paid per share was 85% of the lower of the fair market value of Motorola’s stock on the close of the first trading day or last trading day of the purchase period. The plan had two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2004, 2003 and 2002, the Company’s employees purchased 2.6 million shares, 2.8 million shares and 3.3 million shares, respectively, at prices ranging from $10.31 to $15.33, $12.12 to $12.50, and $8.65 to $12.07, respectively.

Defined Contribution Plans

The Company adopted a profit sharing plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for discretionary employer matching contributions and profit-sharing contributions. Matching

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

contributions may be made in amounts up to a 100% match of each participant’s pre-tax contributions to the Plan not to exceed 5% of the participant’s eligible contribution. Profit sharing contributions may be made based on the Company’s profitability.

Motorola and certain of its subsidiaries had profit-sharing and savings plans, principally contributory, in which all eligible employees participated prior to the Distribution, to which Motorola made matching contributions and profit-sharing contributions to these plans. Matching contributions were based upon the amount of the employees’ contributions and did not depend on the Motorola’s profits. Profit-sharing contributions were generally based upon pre-tax earnings, as defined, with an adjustment for the aggregate matching contribution. Effective in 2002, Motorola decreased its matching contribution from 4.5% to 3% on the first 6% of employee contributions. In 2004, the statements of operations include an allocation of the costs of the U.S. defined contribution plan totaling $20 million for matching contributions and $10 million for profit sharing contributions until the Distribution. The 2003 and 2002 costs were allocated on a specific employee identification basis and were part of the total fringe benefit costs allocated by Motorola.

Under the Freescale defined contribution plans in place subsequent to the Distribution, matching contributions totaled $2 million and profit sharing contributions totaled $2 million in 2004.

Incentive Plans

General: In conjunction with the IPO, the Company adopted an annual management incentive awards program under which the Company has the authority to grant management incentive awards to any of our designated executive officers or of any subsidiary. Management incentive awards will be paid out of an incentive pool equal to 5% of our consolidated operating earnings for each calendar year. In conjunction with this awards program, the Company established the Freescale Bonus Plan. The Company plans to allocate an incentive pool percentage to each designated employee for each calendar year. The employee’s incentive award then will be determined by the Company based on the employee’s allocated portion of the incentive pool subject to adjustment in the sole discretion of the Company. For the year ended December 31, 2004, the Company did not recognize any expense pursuant to this plan.

The Motorola Incentive Plan (MIP) provided worldwide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals were met. All employees were eligible for the MIP. The statements of operations include an allocation of the costs of the MIP with such amounts allocated to the Company on a specific identification basis. The Company’s employees participated in this plan through 2004, however, the performance of Motorola was removed as a performance factor at the Distribution. The Company recognized expense of $165 million during 2004 related to this plan. The 2003 and 2002 costs were allocated on a specific employee identification basis and were part of the total fringe benefit costs allocated by Motorola.

Executive: The Company established additional incentive plans and entered into employment agreements with select senior leaders. These plans include the special incentive plan and the change in control severance plan. Prior to the Distribution, certain senior leaders also participated in the Motorola Mid-Range Incentive Plan. The Company recognized expense of $7 million related to these plans in 2004. The 2003 and 2002 costs were allocated on a specific employee identification basis and were part of the total fringe benefit costs allocated by Motorola.

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date will remain the responsibility of Motorola. The

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Company did not adopt a new U.S. pension plan. Most of the Company’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to the Company’s employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and the Company will no longer participate in the Motorola plans. As a result of this action, the Company realized a net $10 million curtailment gain in 2004. The Company continues to offer defined benefit plans to approximately 1,900 non-U.S. employees. The net projected benefit obligation of these plans is $23 million at December 31, 2004.

Net periodic benefit cost for pension plans were $48 million in 2004 and was included as a component of allocated expenses from Motorola in prior periods. In 2004, Company contributions to these plans aggregated $3 million.

The weighted average assumptions for these benefit plans as of December 31, 2004 were as follows:

Discount rates	3.6%
Expected return on plan assets	5.2%
Rate of compensation increase	2.6%

The accumulated benefit obligation for all defined benefit plans was $64 million at December 31, 2004. The Company has a measurement date of October 31 for its pension plans. At December 31, 2004, plan assets of approximately $64 million were principally invested in equity, debt and guaranteed investment securities.

The Company’s employees from the date of the Contribution through various dates until the Distribution were entitled to the continuation of benefits under the various Motorola retirement benefit plans, including (1) the noncontributory Regular Pension Plan, covering most U.S. employees who become eligible after one year of service, (2) the noncontributory supplemental Motorola Supplemental Pension Plan, which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan, and (3) various non-U.S. retirement benefit plans.

Additionally, at the IPO, Motorola assumed a liability to replace the benefits previously earned under the noncontributory supplemental Officers’ Plan, covering elected officers. Consistent with the Employee Matters Agreement, Motorola agreed to fund a $4 million payment when the covered executives earn the benefit or leave the Company for other than cause within three years of the IPO.

Motorola managed its worldwide pension benefit plans on a consolidated basis and separate company information was not readily available. Therefore, the Company’s share of the Motorola plans’ assets and liabilities were not included in the Company’s balance sheet for 2003. The statements of operations include an allocation of the costs of the employee benefit plans through the Distribution Date. These costs were allocated to the Company based on the proportionate share of eligible compensation of the participants.

Post-retirement Health Care Benefits

Certain retiree benefits are available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, the Company assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The amount of the retiree medical benefit obligation assumed by the Company was $118 million, and Motorola also transferred a $68 million receivable. The receivable will be settled by Motorola

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

with assets acceptable to Motorola and the Company without adverse tax consequences as permitted by law. At the Distribution, these benefits were frozen, resulting in the recognition of a $5 million curtailment gain in 2004.

Motorola managed its postretirement health care benefit plan on a consolidated basis and separate company information were not readily available. Therefore, the Company’s share of the Motorola U.S. plans’ assets and liabilities were not included in the Company’s balance sheets for 2003. The statement of operation includes an allocation of the costs of the post-retirement health care plan. These costs were allocated to the Company based on headcount.

(7) Income Taxes

Components of earnings (loss) before income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
United States	$(68)	$(266)	$(908)
Foreign	331	(53)	(773)

	$263	$(319)	$(1,681)

Components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
U.S.	$—	$—	$—
Foreign	31	(2)	67

Total current	31	(2)	67
Deferred - Foreign	21	49	19

	$52	$47	$86

Cash paid for taxes net of cash received for tax refunds was $5 million in 2004.

The Company’s operating results have been previously included in Motorola’s consolidated U.S. federal and state income tax returns, as well as in certain foreign jurisdictions for certain periods prior to the IPO. The provision for income taxes in these financial statements prior to the Contribution has been determined on a separate return basis. The Company was required to assess its deferred tax assets and the need for a valuation allowance on a separate return basis, and exclude from that assessment the utilization of all or a portion of those losses by Motorola under the separate return method. This assessment required considerable judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors. As the Company has incurred cumulative losses in the United States, and to a lesser extent, certain foreign jurisdictions, the Company has not recognized tax benefits for these operating losses, as the Company is precluded from considering the impact of future forecasted income pursuant to the provisions of SFAS No. 109 in assessing whether it is more likely than not that all or a portion of the deferred tax assets may be recoverable. To the extent that Motorola has utilized a portion of the Company’s operating losses in their consolidated returns, the Company has been reimbursed for the utilization of those losses prior to the

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Contribution. Motorola’s reimbursement is reflected in business/stockholders’ equity prior to the Contribution. After the Contribution and until the IPO, and pursuant to the Tax Sharing Agreement, to the extent that Motorola expects to utilize a portion of the Company’s losses, the Company has not recorded any reimbursement for the utilization of these losses in the provision.

No provision for U.S. federal and state income taxes has been recorded as the Company incurred losses for all periods presented. Differences between the income tax provision computed at the U.S. federal statutory tax rate of 35% and the income tax provision are noted below.

	Year Ended December 31,
	2004	2003	2002
U.S. statutory rate	35%	35%	35%
Foreign rate differential	(21)	(12)	(16)
Unrepatriated foreign earnings	59	(20)	1
Valuation allowance on deferred taxes	(67)	65	(30)
Motorola utilization of tax positions	35	(105)	3
Other	(21)	22	2

	20%	(15)%	(5)%

Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the taxes attributable to the remittance of undistributed earnings of foreign subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no taxes have been provided, aggregate $738 million, $963 million and $1.0 billion, at December 31, 2004, 2003, and 2002, respectively. The portion of earnings not reinvested indefinitely may be distributed substantially free of additional taxes given the tax provisions accrued on undistributed earnings.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31,
	2004	2003
Inventory	$65	$106
Employee benefits	42	25
Sales, bad debt and warranty reserves	42	19
Deferred revenue	24	7
Environmental reserves	20	20
Investments	27	(19)
Depreciation	145	167
Capitalized research and development	358	412
Other capitalized items	58	24
Tax carryforwards	84	81
Other, net	29	33
Undistributed foreign earnings	(238)	(85)
Valuation allowance	(656)	(818)

Net deferred tax assets (liabilities)	$—	$(28)

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Gross deferred tax assets were $894 million at both December 31, 2004 and 2003. Gross deferred tax liabilities were $238 million and $104 million at December 31, 2004 and 2003, respectively. The net increase in deferred tax assets between December 31, 2003 and December 31, 2004 is a result of a net $49 million increase in deferred tax assets generated by basis differences created by the Contribution and a net decrease in deferred tax assets of $21 million related to the deferred tax provision. The net $162 million decrease in the valuation allowance between December 31, 2003 and December 31, 2004 is the result of a net $176 million decrease related to continuing operations and a net $14 million transfer of deferred tax assets related to the Contribution.

The following table summarizes carryforwards of losses (tax effected) and tax credits as of December 31, 2004:

	Non Tax-effected		Tax-effected
	NOL	Credits	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Expiration
U.S. net operating losses	$11	$—	$4	$(4)	$—	2012 to 2024
U.S. credits	—	9	9	(9)	—	2010 to 2024
Non-U.S. net operating losses	325	—	71	(44)	27	2010 - Indefinite

	$336	$9	$84	$(57)	$27

At December 31, 2004, certain of the Company’s foreign subsidiaries had deferred tax assets from tax loss carryforwards of $71 million, and the Company’s US subsidiaries had deferred tax assets from tax loss and credit carryforwards of $13 million. Certain tax loss and credit carry forwards do not expire while others expire at various times from 2010 through 2024.

At December 31, 2004 and 2003, the Company has recorded valuation allowances of $656 million and $818 million respectively. The Company has recorded valuation allowances against its net deferred tax assets in the U.S. and valuation allowances against deferred tax assets of certain foreign subsidiaries to reflect the deferred tax asset at the net amount that is more likely than not to be realized.

Pursuant to the provisions of the tax sharing agreement as contemplated for periods prior to the offering, Motorola assumed U.S. federal income tax liabilities and Motorola assumed state and foreign income tax liabilities associated with returns that include only Motorola and its subsidiaries. The Company remains responsible for any U.S. federal, state and foreign income tax liabilities for returns filed that include only the Company and its subsidiaries. The Company does not anticipate any material adverse effect for any audit for which it is responsible.

(8) Commitments and Contingencies

Commitments

Leases

The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancelable operating leases expiring through 2025. Rental expense, net of sublease income, for the years ended December 31, 2004, 2003 and 2002 was $61 million, $67 million and $86 million, respectively. At December 31, 2004, future minimum lease obligations, net of minimum sublease rentals for the next five years and beyond are as follows: 2005—$51 million; 2006—$43 million; 2007—$38 million; 2008—$32 million; 2009—$29 million; beyond 2009—$107 million. Minimum sublease income in 2005 is approximately $3 million. Sublease income after 2005 is minimal.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Other Commitments

In June 2002, the Company entered into an arrangement with two other semiconductor manufacturers to jointly develop 300 millimeter technology and share other common operating expenses of a fabrication facility located in Crolles, France. Under the arrangement, which expires in June 2007, each party is responsible for funding specific allocations of operations, research and development expenses, as well as related capital expenditures and output from the facility. Additionally, in January 2005, the arrangement was expanded to include similar cost sharing provisions to include packaging and test technologies. These costs are not fixed and determinable at December 31, 2004.

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At December 31, 2004, the Company’s commitment is $156 million through April 2005.

The Company has multi-year commitments for certain software licenses requiring payments of $79 million, $47 million and $4 million in 2005, 2006 and 2007, respectively. In addition, the Company has obligations related to computer service contracts through 2012 with minimum commitments to exit the contracts of $34 million.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, the Company has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. Due to the uncertain nature, the actual costs that will be incurred will differ from the amounts accrued, perhaps significantly. Accruals at December 31, 2004 and 2003 were $53 million, the majority of which are included in Other long-term liabilities on the balance sheet, with related charges to operating earnings of $4 million, $4 million and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts represent only the Company’s estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any insurer, since in most cases Potentially Responsible Parties other than the Company may exist and be held responsible.

Litigation

The Company is a defendant in various lawsuits, including intellectual property suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

From time to time we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under our agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business.

One intellectual property litigation matter is now pending against Micron Technology. On January 8, 2004, Motorola filed a complaint asserting infringement of ten patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents have been assigned to the Company and the Company has been added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technology of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas, and that action has now been consolidated with the Austin case. Under our agreements with Motorola, the Company has defense and indemnity obligations to Motorola for the Austin case. While a trial date has not been set, under the current scheduling order trial will not occur until mid-2006.

Other Contingencies

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

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At December 31, 2004, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $5 million under the terms of these indemnification provisions. At December 31, 2004, the Company had accrued $4 million, to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at December 31, 2004, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(9) Asset Impairment Charges

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates the

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

recoverability of long-lived assets to be held and used by comparing the carrying value of the assets to the estimated future net undiscounted cash flows expected to be generated by the assets. An asset is considered impaired if the carrying value of the asset is greater than its estimated future net undiscounted cash flows.

The Company measures the impairment to be recognized from assets to be held and used as the amount by which the carrying value of the assets exceeds the fair value of the assets. The fair value of the assets is the quoted market price, if available, or the value of the assets calculated using valuation techniques that the Company believes are most appropriate under the circumstances, including discounted cash flow analysis. To compute the estimated expected future cash flows on a discounted and undiscounted basis, the Company groups assets at the lowest level for which there are identifiable cash flows. The Company bases its estimates of future cash flows on historical and current financial results and management’s best estimates of future operating trends. The cash flows are discounted using a rate determined by management to be commensurate with the risk inherent in the Company’s current business model or prevailing market rates of investment securities. Cash inflows and outflows are projected by the Company until the operations will cease or significant capital re-investment would be required to continue operations, whichever is shorter. In evaluating assets held for use for impairment, the Company also considers whether the events that triggered the impairment analysis give rise to a change in the estimated useful lives of the associated assets. Asset useful lives are adjusted when appropriate.

As a result of the downturn of the semiconductor market that began in late 2000, management adjusted its strategy, making decisions regarding the sizing of the manufacturing facilities and assessing the impact of technological change. In this regard, in 2000, management began implementing a strategy aimed at achieving improvements in future profitability and cash flow performance by (1) improving manufacturing and operational efficiencies, (2) maximizing the return on research and development, and (3) reducing the Company’s historical ratio of capital expenditures to sales. Under this strategy, the Company is focusing its internal manufacturing capacity on leading-edge and specialty technologies, while replacing internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and assembly and test providers. This asset-light strategy has required consolidation and exiting of certain manufacturing and technology operations. These reorganization activities resulted in the reduction of the Company’s total manufacturing facilities to nine at December 31, 2004, as compared to 22 manufacturing facilities at January 1, 2001. Of the nine manufacturing facilities at the end of 2004, seven were wafer fabrication facilities, as compared to 16 wafer fabrication facilities at January 1, 2001.

As a result, for the years ended December 31, 2004, 2003 and 2002 impairment charges (reversals) of ($7) million, $17 million and $1.1 billion, respectively, have been included in Reorganization of businesses in the accompanying statements of operations.

The 2004 reversals relate to $7 million of reserves to cover decommissioning costs which were no longer needed primarily for the sale of the related facility.

The 2003 charges primarily related to the closure of a portion of the Austin, Texas wafer fabrication facilities ($30 million) and the decision to sell manufacturing equipment ($18 million) as part of the Company’s reduction in manufacturing capacity under the asset-light strategy. The 2003 charges were offset by the reversal ($23 million) of previously established decommissioning costs which were no longer needed.

The 2002 charges primarily related to the consolidation of manufacturing capacity at the Chandler, Arizona wafer fabrication facilities ($493 million), the decision to sell the Tianjin, China wafer fabrication facility ($486 million) and the impairment of a wafer fabrication facility in Dunfermline, Scotland ($143 million), resulting

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

from the significant reduction in the Company’s sales and implementation of the Company’s asset-light strategy. Due to further deterioration in the market for manufacturing facilities, additional charges ($25 million) were also recorded for the Mesa, Arizona and Austin, Texas sites that had been previously impaired and which the Company was trying to sell. The Company also recognized an impairment as a result of decisions to sell equipment considered excess as a result of continued decreases in sales ($34 million). During 2002, the Company reversed asset impairments ($36 million) previously recognized as result of the decision to retain test facilities in Arizona and Texas in response to a revised plan for these sites.

(10) Reorganization of Businesses

Beginning in 2000 and continuing through 2004, the Company implemented a series of plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to reduce costs and simplify its product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

The plans are summarized into two categories: discontinuation of product lines and manufacturing and administrative consolidations.

The Company has further classified its restructuring activities into the following initiatives:

Discontinuation of product lines: included the usage and adjustments of previously accrued exit costs related to the wafer fabrication facilities in the U.S. and Europe.

U.S. manufacturing: included the closure of three wafer fabrication facilities, one assembly and test facility and the reduction in manufacturing personnel at our remaining U.S. factories.

Asia manufacturing: included the closure of one wafer fabrication facility and two assembly and test facilities.

Europe manufacturing: included the closure of one wafer fabrication facility along with the reduction in manufacturing personnel at our remaining European factories.

General and administrative/Research and development: several initiatives were taken to reduce our general and administrative and research and development costs in line with our significantly declining sales. These actions included outsourcing of functions, reduction of management layers and the consolidation of design centers.

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004 as further described below. On October 19, 2004, the Company announced further plans to streamline its operations and reduce selling, general and administrative expenses.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Year Ended December 31, 2004

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, the Company recorded net charges of $79 million, of which $33 million was included in cost of sales and $46 million was recorded under reorganization of businesses in the accompanying statements of operations. The Company expects to record an additional $10 million reorganization of business charge in the first quarter of 2005 related to this program. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2004 to December 31, 2004.

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2004	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2004 Amounts Used	Accruals at December 31, 2004
U.S. manufacturing	$—	$20	$—	$—	$—	$(3)	$17
Asia manufacturing	—	4	—	—	—	(2)	2
Europe manufacturing	—	9	—	—	—	—	9
General and administrative/Research and development	—	—	46	—	—	(4)	42

Total	$—	$33	$46	$—	$—	$(9)	$70

Related headcount	—	560	560	—	—	(660)	460

As a part of the employee separation plan, 660 employees were separated from the Company during the fourth quarter of 2004. The $9 million used in the fourth quarter of 2004 reflects the initial cash payments made to these separated employees. For these separated employees, of which 300 are manufacturing employees and 360 are non-manufacturing employees, an additional $37 million will be paid in the first quarter of 2005. The remaining 460 employees, of which 260 are manufacturing employees and 200 are non-manufacturing employees, will be paid $33 million during 2005.

Pre-2004 Initiated Reorganization of Business Programs

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004 as further described below.

For the year ended December 31, 2004, the Company recorded net reversals of $11 million, of which $1 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $11 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Manufacturing and administrative consolidations	$—	$(4)	$(7)	$(11)

Manufacturing and Administrative Consolidations

There were no additional charges for the year ended December 31, 2004. Accruals established prior to 2004 were reversed ($11 million) for reserves to cover decommissioning costs which were no longer needed due

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Reorganization of Businesses Accruals

No additional accruals were taken in the year ended December 31, 2004. The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2004 to December 31, 2004.

		2004 Additional Charges		2004 Adjustments
Employee Separation Costs	Accruals at January 1, 2004	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2004 Amounts Used	Accruals at December 31, 2004
U.S. manufacturing	$4	$—	$—	$—	$—	$(4)	$—
Asia manufacturing	2	—	—	—	—	(2)	—
Europe manufacturing	4	—	—	—	—	(4)	—
General and administrative/Research and development	22	—	—	—	(4)	(18)	—

Total	$32	$—	$—	$—	$(4)	$(28)	$—

Related headcount	200	—	—	—	(60)	(140)	—

At January 1, 2004, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 200 employees, 90 of which were manufacturing employees and 110 were non-manufacturing employees.

During the year ended December 31, 2004, 140 employees were separated from the Company. The $28 million used in 2004 reflects cash payments to these separated employees. The 2004 adjustments of $4 million represent employee separation costs for approximately 60 employees previously identified for separation who resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Year Ended December 31, 2003

In 2003, in response to continued operating losses, the Company took additional action to reduce both general and administrative and research and development headcount. Additional headcount reductions were approved for the remaining factories in the U.S., Europe and Asia, along with the outsourcing of certain information technology functions and the consolidation of design centers.

For the year ended December 31, 2003, the Company recorded net charges of $85 million, of which $22 million were included in Cost of Sales and $63 million were recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $85 million net charge is comprised of the following:

	Exit Costs/ (Reversals)	Employee Separations	Asset Writedowns/ (Decommissioning reversals)	Total
Discontinuation of product lines	$(1)	$—	$(8)	$(9)
Manufacturing and administrative consolidations	(5)	74	25	94

	$(6)	$74	$17	$85

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Discontinuation of Product Lines

For the year ended December 31, 2003, the Company reversed $8 million of reserves previously established primarily to cover facility decommissioning costs which were no longer needed, following the final closure and sale of those facilities.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $141 million for the year ended December 31, 2003. These charges consisted primarily of $93 million for company-wide employee separation costs and $48 million for the impairment of a facility in Texas and equipment classified as held-for-sale. These charges were offset by reversals of $47 million consisting of $19 million for previously expected employee separation accruals and $23 million for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of a facility and lower actual decommissioning costs at closed sites as well as $5 million reversal of exit costs.

Reorganization of Businesses Accruals

The following table displays a roll-forward of the accruals established for exit costs from January 1, 2003 to December 31, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Adjustments	2003 Amounts Used	Accruals at December 31, 2003
Discontinuation of product lines	$3	$(1)	$(2)	$—
Asia manufacturing	5	(5)	—	—

Total	$8	$(6)	$(2)	$—

In 2003, the Company used $2 million of exit cost accruals and reversed $6 million of accruals no longer required primarily due to the sale of a facility previously planned to be closed.

The following table displays a roll-forward of the accruals established for employee separation costs from January 1, 2003 to December 31, 2003:

		2003 Additional Charges		2003 Adjustments
Employee Separation Costs	Accruals at January 1, 2003	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2003 Amounts Used	Accruals at December 31, 2003
U.S. manufacturing	$17	$21	$—	$(1)	$—	$(33)	$4
Asia manufacturing	30	3	—	(12)	—	(19)	2
Europe manufacturing	12	11	—	—	—	(19)	4
General and administrative/ Research and development	24	—	58	—	(6)	(54)	22

Total	$83	$35	$58	$(13)	$(6)	$(125)	$32

Related headcount	1,800	700	800	(300)	(100)	(2,700)	200

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

At January 1, 2003, the Company had an accrual of $83 million for employee separation costs, representing the severance costs for approximately 1,800 employees, of which 1,400 were manufacturing employees and 400 were non-manufacturing employees. The 2003 additional charges of $93 million represent the severance costs for approximately an additional 1,500 employees, of which 700 were manufacturing employees and 800 were non-manufacturing employees.

During the year ended December 31, 2003, approximately 2,700 employees were separated from the Company. The $125 million used in 2003 reflects cash payments to these separated employees. The 2003 adjustments of $19 million represent employee separation costs for approximately 400 employees previously identified for separation who either voluntarily resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved; approximately 300 were manufacturing employees and 100 were non-manufacturing employees.

Year Ended December 31, 2002

In 2002, the Company approved additional actions to further streamline manufacturing operations and further reduce non-manufacturing headcount. The Company approved a plan to close a facility in Scotland. The Company also reduced research and development headcount as a result of pooling resources in connection with the joint alliance with ST Microelectronics and Philips Electronics in Crolles, France.

For the year ended December 31, 2002, the Company recorded net charges of $1.1 billion, of which $9 million of net reversals was included in Cost of sales and $1.2 billion of net charges were recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $1.1 billion net charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Manufacturing and administrative consolidations	$—	$2	$1,145	$1,147

The Company’s actions to consolidate manufacturing operations and streamline its global organization resulted in a charge of $1.1 billion in 2002. The charge consisted primarily of asset impairments for consolidation activities focused primarily in Arizona, China and Scotland in connection with the implementation of the Company’s asset-light strategy. The charge of $1.1 billion was net of reversals of asset impairment charges previously recognized of $36 million, following a revised plan for two facilities in Arizona and Texas where equipment was previously determined to be held for sale but, due to the revised plan, the assets will continue to be utilized to produce products, and the impairment charge was appropriately reversed.

Reorganization of Businesses Accruals

The following table displays the roll-forward of the accruals established for exit costs from January 1, 2002 to December 31, 2002:

Exit Costs	Accruals at January 1, 2002	2002 Amounts used	Accruals at December 31, 2002
Discontinuation of product lines	$3	$—	$3
U.S. manufacturing	1	(1)	—
Asia manufacturing	5	—	5

Total	$9	$(1)	$8

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The 2002 amount used of $1 million reflects cash payments of $1 million. In 2003 the Company utilized $2 million of the accrual and reversed $6 million primarily due to the sale of a facility previously planned to be closed.

The following table displays the roll-forward of the accruals established for employee separation costs from January 1, 2002 to December 31, 2002:

		2002 Additional Charges		2002 Adjustments
Employee Separation Costs	Accruals at January 1, 2002	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2002 Amounts Used	Accruals at December 31, 2002
U.S. manufacturing	$72	$—	$—	$(11)	$—	$(44)	$17
Asia manufacturing	73	—	—	(14)	—	(29)	30
Europe manufacturing	2	12	—	(2)	—	—	12
General and administrative/ Research and development	107	—	23	—	(6)	(100)	24

Total	$254	$12	$23	$(27)	$(6)	$(173)	$83

Related headcount	6,000	450	350	(300)	(200)	(4,500)	1,800

At January 1, 2002, the Company had an accrual of $254 million for employee separation costs, representing the severance costs for approximately 6,000 employees, of whom 4,500 were manufacturing employees and 1,500 were non-manufacturing employees. The 2002 additional charges of $35 million represent the severance costs for approximately an additional 800 employees, of whom 450 were manufacturing employees and 350 were non-manufacturing employees. The 2002 adjustments of $33 million represents employee separation costs that were ultimately not paid for approximately 500 employees previously identified for separation who either voluntarily resigned from the Company or were redeployed due to circumstances not foreseen when the original plans were approved, of which approximately 300 were manufacturing employees and 200 were non-manufacturing employees.

During 2002, of the $173 million used, $166 million represents cash payments made to 4,500 separated employees and $7 million represents non-cash benefits.

At December 31, 2002, 1,800 employees remained to be separated from the Company, of which 1,400 were separated in 2003 and received severance payments of $65 million. The remaining 400 employees who were originally planned to be separated ultimately did not receive severance payments as they either voluntarily resigned from the Company or were redeployed due to circumstances not foreseen when the original plans were approved. The Company reversed $19 million of accrued severance costs in 2003 related to these employees.

(11) Information by Segment and Geographic Region

The Company’s reportable segments have been determined based on the nature of the products offered to customers and are comprised of the following:

The Transportation and Standard Products Group (TSPG) designs, produces and sells embedded processors, microcontrollers, analog, mixed signal and sensor products to customers in multiple markets. Its largest market is the automobile electronics market, which includes body, safety, engine management, entertainment and driver information systems components within automobiles.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The Networking and Computing Systems Group (NCSG) designs, produces and sells embedded processors to customers in the networking market, which includes wireline communications, network transmission and access, enterprise networking systems, wireless infrastructure and personal computing.

The Wireless and Mobile Solutions Group (WMSG) designs, produces and sells embedded processors to customers in the wireless systems solutions and broadband markets, including cellular, cordless and messaging components within wireless communication products and games, toys and entertainment products within customer electronics products.

Other includes Metrowerks, sales to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments.

Segment net sales are determined based upon the respective products sold. Segment net sales related to licensing agreements are determined based upon a specifically identifiable basis for each segment.

Group operating earnings are computed using a mix of direct ownership of certain costs and allocations of centralized functions. The segments incur manufacturing costs based on production volumes. The Company allocates the underutilized costs of most manufacturing facilities based on an ownership model whereby each segment is responsible for a specific subset of the Company’s factories with the exception of one wafer fabrication facility which is shared across segments based on usage. Selling, general and administrative expenses and Research and development expenditures are charged to the segments based upon the specific activities being performed for each segment, where possible. Remaining costs are charged to segments on a specifically identifiable basis or other reasonable method of allocation. The Company considers these allocations to be a reasonable reflection of the utilization of costs incurred. The Company does not allocate specific assets to the operating segments other than inventory. There are no inter-segment revenue transactions and, therefore, net sales are only to external customers.

Domestic export sales to other Motorola businesses were $44 million, $72 million and $172 million for the years ended December 31, 2004, 2003 and 2002, respectively. Domestic export sales to external third parties were $137 million, $107 million and $93 million for the years ended December 31, 2004, 2003 and 2002, respectively.

For the years ended December 31, 2004, 2003 and 2002, no single customer or group under common control represented 10% or more of the Company’s combined net sales, other than sales to other Motorola businesses which were $1.3 billion, $961 million and $1.1 billion, respectively.

Segment Information

	Net Sales			Operating Earnings (Loss)
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Transportation and Standard Products	$2,565	$2,377	$2,311	$231	$162	$88
Networking and Computing Systems	1,462	1,306	1,361	243	97	(19)
Wireless and Mobile Solutions	1,623	1,126	1,243	(87)	(432)	(424)
Other	65	55	86	(121)	(131)	(1,160)

Segment totals	$5,715	$4,864	$5,001	266	(304)	(1,515)

Total other expense				(3)	(15)	(166)

Earnings/(loss) before income taxes				$263	$(319)	$(1,681)

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Certain items are included in the Other segment category, which are not allocated to the three operating segments. These include reorganization of business charges of $68 million, $85 million and $1.1 billion for the years ended December 31, 2004, 2003 and 2002. In addition, in 2004, the Company has included $74 million of separation expenses with in the Other segment.

Geographic Area Information

	Net Sales*			Assets		Property, Plant and Equipment
	December 31,			December 31,		December 31,
	2004	2003	2002	2004	2003	2004	2003
United States	$1,625	$1,721	$2,070	$4,212	$1,998	$1,190	$1,288
Singapore	1,124	637	606	237	74	1	3
Hong Kong	1,052	566	437	198	193	20	26
Germany	693	631	540	141	97	24	22
Japan	284	247	278	309	344	163	186
France	241	210	204	518	371	331	301
Taiwan	140	198	200	70	14	—	—
United Kingdom	123	110	108	52	206	161	169
China	104	258	213	300	583	156	150
Sweden	104	79	77	15	8	—	—
Malaysia	—	—	—	453	433	143	169
Other nations	225	207	268	117	128	18	17

	$5,715	$4,864	$5,001	$6,622	$4,449	$2,207	$2,331

*	As measured by the location of the revenue-producing operations.

(12) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2004, 2003 and 2002:

		Additions
	Balance at beginning of period	Charged to costs & expenses	Deductions (1)	Balance at end of period
2004
Allowance for doubtful accounts	4	—	—	4
Product and service warranties	8	8	(10)	6

2003
Allowance for doubtful accounts	4	—	—	4
Product and service warranties	13	2	(7)	8

2002
Allowance for doubtful accounts	8	1	(5)	4
Product and service warranties	7	6	—	13

(1)	Accrual usage

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

(13) Quarterly and Other Financial Data (unaudited)

	2004				2003
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,396	$1,461	$1,430	$1,428	$1,151	$1,115	$1,225	$1,373
Gross margin	507	561	558	514	298	289	371	455
Operating earnings (loss)	115	55	81	15	(120)	(126)	(76)	18
Net earnings (loss)	106	43	57	5	(184)	(174)	(106)	98

Per Share Data (in dollars)
Basic earnings per common share	—	—	$0.15	$0.01	—	—	—	—
Diluted earnings per common share	—	—	0.15	0.01	—	—	—	—
Stock prices
Class A common stock High	—	—	15.66	18.64	—	—	—	—
Class A common stock Low	—	—	12.06	14.05	—	—	—	—
Class B common stock High	—	—	—	18.69	—	—	—	—
Class B common stock Low	—	—	—	16.90	—	—	—	—

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Freescale, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Freescale’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant

The response to this Item incorporates by reference, with respect to directors, the information under the caption “Information as to Nominees and Continuing Directors” of Freescale’s 2005 Proxy Statement, and, with respect to executive officers, is contained in Part I hereof under the caption “Directors and Executive Officers” and, with respect to the audit and legal committee, the information under the caption “Board Structure and Compensation—Audit and Legal Committee” and “Report of the Audit and Legal Committee” of Freescale’s 2005 Proxy Statement.

The response to this Item incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of Freescale’s 2005 Proxy Statement.

The response to this Item incorporates by reference the information under the caption “Board Structure and Compensation - Governance and Nominating Committee” of Freescale’s 2005 Proxy Statement.

Freescale has adopted a code of ethics, the Freescale Code of Business Conduct and Ethics (the “Code”), that applies to all directors and employees, including Freescale’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Freescale’s website, www.freescale.com/investor, and is available upon request to Freescale’s Investor Relations Department, e-mail: investors@freescale.com, phone: 1-512-895-2454. Freescale’s Code applies to all Freescale employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Freescale—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

Item 11: Executive Compensation

The response to this Item incorporates by reference the information appearing under the captions “Board Structure and Compensation” and “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” of Freescale’s 2005 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” of Freescale’s 2005 Proxy Statement.

Item 13: Certain Relationships and Related Transactions

The response to this Item incorporates by reference the relevant information under the caption “Director Compensation and Related Transactions” of Freescale’s 2005 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The response to this Item incorporates by reference the information under the caption “Other Matters—Independent Public-Accountants” and “Other Matters—Audit and Legal Committee Pre-Approval Policies” of Freescale’s 2005 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

+1.1	Underwriting Agreement.

+2.1	Master Separation and Distribution Agreement.

3.1	Amended and Restated Certificate of Incorporation.**

3.2	Amended and Restated By-Laws.**

4.1	Form of Specimen Certificate for the Company’s Class A Common Stock.**

4.2	Form of Specimen Certificate for the Company’s Class B Common Stock.*

4.3	Preferred Share Purchase Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent.**

4.4	Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.5	First Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.6	Second Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.7	Third Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.8	Exchange and Registration Rights Agreement dated July 21, 2004 by and among the Company and Goldman Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several purchasers.***

10.1	Change in Control Severance Plan.*

10.2	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2004.*

10.3	2004 Freescale Incentive Plan.*

10.4	Freescale Semiconductor, Inc. Employee Stock Purchase Plan of 2004.*

10.5	Freescale Conversion Plan of 2004, incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-120978, filed with the SEC on December 3, 2004.

10.6	Employment Agreement between the Company and Michel Mayer.*

10.7	Contract of Employment between Freescale Semiconductor UK Limited and Michel Mayer.*

10.8	Employment Letter Agreement between Motorola and Carleton Pearl.*

10.9	Employment Letter Agreement between Motorola and Dr. Claudine Simson.*

10.10	Form of Supplemental Retirement Plan Tax Gross-Up Letter Agreement.*

10.11	Freescale Semiconductor, Inc. Management Deferred Compensation Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2005.

10.12	Separation and Release Agreement by and between the Company and Christopher P. Belden, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2005.

10.13	Separation and Release Agreement by and between the Company and Carleton D. Pearl, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2005.

10.14	Separation and Release Agreement by and between the Company and Scott A. Anderson, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.

+10.15	Registration Rights Agreement.

+10.16	Tax Sharing Agreement.

+10.17	Amendment No. 1 to Tax Sharing Agreement.

+10.18	Employee Matters Agreement (as amended and restated).

+10.19	Intellectual Property Assignment Agreement.

+10.20	Intellectual Property License Agreement.

+10.21	Transition Services Agreement.

+10.22	Purchase and Supply Agreement.

+12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

+21.1	Subsidiaries of the Company.

+23.1	Consent of KPMG LLP.

+31.1	Certification of Chief Executive Officer.

+31.2	Certification of Chief Financial Officer.

+32.1	Section 1350 Certification (Chief Executive Officer).

+32.2	Section 1350 Certification (Chief Financial Officer).

+ = filed with Form 10-K.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed on December 17, 2003, as amended.
**	Incorporated by reference to the Company’s Registration Statement on Form 8-A, filed on July 9, 2004.
***	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 28, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

By:	/s/ MICHEL MAYER
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHEL MAYER Michel Mayer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2005

/s/ ALAN CAMPBELL Alan Campbell	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2005

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	March 2, 2005

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	March 2, 2005

/s/ KEVIN KENNEDY Kevin Kennedy	Director	March 2, 2005

/s/ ANTONIO M. PEREZ Antonio M. Perez	Director	March 2, 2005

/s/ B. KENNETH WEST B. Kenneth West	Director	March 2, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Title
+1.1	Underwriting Agreement.

+2.1	Master Separation and Distribution Agreement.

3.1	Amended and Restated Certificate of Incorporation.**

3.2	Amended and Restated By-Laws.**

4.1	Form of Specimen Certificate for the Company’s Class A Common Stock.**

4.2	Form of Specimen Certificate for the Company’s Class B Common Stock.*

4.3	Preferred Share Purchase Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent.**

4.4	Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.5	First Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.6	Second Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.7	Third Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, as Trustee.***

4.8	Exchange and Registration Rights Agreement dated July 21, 2004 by and among the Company and Goldman Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several purchasers.***

10.1	Change in Control Severance Plan.*

10.2	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2004.*

10.3	2004 Freescale Incentive Plan.*

10.4	Freescale Semiconductor, Inc. Employee Stock Purchase Plan of 2004.*

10.5	Freescale Conversion Plan of 2004, incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-120978, filed with the SEC on December 3, 2004.

10.6	Employment Agreement between the Company and Michel Mayer.*

10.7	Contract of Employment between Freescale Semiconductor UK Limited and Michel Mayer.*

10.8	Employment Letter Agreement between Motorola and Carleton Pearl.*

10.9	Employment Letter Agreement between Motorola and Dr. Claudine Simson.*

10.10	Form of Supplemental Retirement Plan Tax Gross-Up Letter Agreement.*

10.11	Freescale Semiconductor, Inc. Management Deferred Compensation Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2005.

10.12	Separation and Release Agreement by and between the Company and Christopher P. Belden, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2005.

10.13	Separation and Release Agreement by and between the Company and Carleton D. Pearl, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2005.

Exhibit Number	Exhibit Title
10.14	Separation and Release Agreement by and between the Company and Scott A. Anderson, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.

+10.15	Registration Rights Agreement.

+10.16	Tax Sharing Agreement.

+10.17	Amendment No. 1 to Tax Sharing Agreement.

+10.18	Employee Matters Agreement (as amended and restated).

+10.19	Intellectual Property Assignment Agreement.

+10.20	Intellectual Property License Agreement.

+10.21	Transition Services Agreement.

+10.22	Purchase and Supply Agreement.

+12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

+21.1	Subsidiaries of the Company.

+23.1	Consent of KPMG LLP.

+31.1	Certification of Chief Executive Officer.

+31.2	Certification of Chief Financial Officer.

+32.1	Section 1350 Certification (Chief Executive Officer).

+32.2	Section 1350 Certification (Chief Financial Officer).
+	= filed with Form 10-K.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed on December 17, 2003, as amended.
**	Incorporated by reference to the Company’s Registration Statement on Form 8-A, filed on July 9, 2004.
***	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 28, 2004.