Form 10-Q
period 2005-04-01
FREESCALE SEMICONDUCTOR INC
filed 2005-05-02
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

or

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

(512) 895-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 15, 2005:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	131,819,373
Class B Common Stock; $.01 Par Value	269,978,659

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	April 1, 2005	April 3, 2004
Net sales	$1,442	$1,396
Cost of sales	862	889

Gross margin	580	507

Selling, general and administrative	191	140
Research and development	264	250
Reorganization of businesses	10	(7)
Separation expenses	5	9

Operating earnings	110	115

Other income (expense):
Interest expense, net	(6)	(21)
Gains on sales of investments and businesses, net	—	41
Other, net	(10)	(3)

Total other income (expense)	(16)	17

Earnings before income taxes	94	132
Income tax expense	9	26

Net earnings	$85	$106

Net earnings per common share:
Basic	$0.21
Diluted	$0.20
Weighted average common shares outstanding:
Basic	401
Diluted	416
Pro forma net earnings per common share:
Basic		$0.38
Diluted		$0.38
Pro forma weighted average common shares outstanding:
Basic		278
Diluted		278

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share information)

	April 1, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$318	$382
Short-term investments	2,031	1,992
Accounts receivable, net of allowance for doubtful accounts of $4 at April 1, 2005 and December 31, 2004	654	636
Inventories:
Work in process and raw materials	496	502
Finished goods	246	240

Total inventories	742	742

Deferred income taxes	25	26
Other current assets	183	183
Assets held-for-sale	41	45

Total current assets	3,994	4,006

Property, plant and equipment, net	2,132	2,207
Investments	22	31
Goodwill	236	222
Other assets, net	149	167

Total assets	$6,533	$6,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$2	$2
Accounts payable	491	474
Accrued liabilities and other	509	669

Total current liabilities	1,002	1,145

Long-term debt	1,248	1,269
Deferred income taxes	27	26
Other liabilities	250	257

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 132 and 131 shares issued and outstanding at April 1, 2005 and December 31, 2004, respectively	1	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding at April 1, 2005 and December 31, 2004, respectively	3	3
Additional paid-in capital	3,817	3,800
Retained earnings	158	73
Accumulated other comprehensive earnings	27	59

Total stockholders’ equity	4,006	3,936

Total liabilities and stockholders’ equity	$6,533	$6,633

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	April 1, 2005	April 3, 2004
Cash flows from operating activities:
Net earnings	$85	$106
Depreciation and amortization	184	201
Charges (reversals) for reorganization of businesses	13	(8)
Stock-based compensation	6	—
Gain on sales of investments and businesses, net	—	(41)
Deferred income taxes	—	3
Other non-cash items	8	(12)
Change in operating assets and liabilities, net of effects of acquisitions, dispositions, Contribution and Distribution:
Accounts receivable, net	(22)	(115)
Inventories	(2)	19
Other current assets	—	9
Accounts payable and accrued liabilities	(147)	(36)
Other operating assets and liabilities	—	3

Net cash provided by operating activities	125	129

Cash flows from investing activities:
Capital expenditures	(118)	(100)
Acquisitions and investments, net of cash acquired	(25)	(35)
Proceeds from sale of investments and businesses	2	100
Sales and purchases of short-term investments, net	(39)	—
Proceeds from sale of property, plant and equipment and assets held for sale	4	11
Payments for other assets	(15)	(32)

Net cash used for investing activities	(191)	(56)

Cash flows from financing activities:
Proceeds from stock option exercises	10	—
Repayment of short-term borrowings	—	(14)
Repayment of long-term debt	—	(7)
Net transfers to Motorola	—	(89)

Net cash provided by (used for) financing activities	10	(110)

Effect of exchange rate changes on cash and cash equivalents	(8)	—

Net decrease in cash and cash equivalents	(64)	(37)
Cash and cash equivalents, beginning of period	382	87

Cash and cash equivalents, end of period	$318	$50

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

Freescale Semiconductor, Inc. (“Freescale Semiconductor”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to Freescale Semiconductor (the “Contribution”) and an initial public offering (“IPO”) of Freescale Semiconductor Class A common stock. Freescale Semiconductor completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, Freescale Semiconductor was a wholly owned subsidiary of Motorola. All of the Freescale Semiconductor’s Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”). We refer to Freescale Semiconductor and its combined predecessor companies and businesses as the “Company”, “we”, “us” or “our” unless the context otherwise requires.

The condensed combined financial statements for the three months ended April 3, 2004, included herein, include amounts prior to the Contribution that have been derived from the consolidated financial statements and accounting records of Motorola, principally representing Motorola’s Semiconductor Products Segment, using the historical results of operations, and historical basis of assets and liabilities of the semiconductor businesses. Management believes the assumptions underlying the condensed combined financial statements for the three months ended April 3, 2004 are reasonable. However, the combined financial statements for the three months ended April 3, 2004 do not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the period presented.

The Company and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. Transactions between the Company and Motorola have been identified in Note 2 as transactions between related parties.

The accompanying condensed financial statements as of April 1, 2005 and for the three months ended April 1, 2005 and April 3, 2004 are unaudited, with the December 31, 2004 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 1, 2005 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended April 1, 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Relationship with Motorola

The Company designs, produces and sells semiconductors to Motorola. The Company’s direct net sales to Motorola businesses included in Net sales were $365 million and $276 million for the three months ended April 1, 2005 and April 3, 2004, respectively. Accounts receivable from Motorola were $223 million at April 1, 2005, and $266 million at December 31, 2004, including $76 million and $155 million, respectively, due in connection with the Distribution. Accounts payable to Motorola were $44 million and $59 million at April 1, 2005 and December 31, 2004, respectively.

The statements of operations for the first quarter of 2004 include expense allocations for certain corporate functions historically provided by Motorola. These allocations were made on a specifically identifiable basis or by using relative percentages, as compared to Motorola’s other businesses, net sales, payroll, fixed assets, inventory, net assets excluding debt, headcount or other reasonable methods. These expense allocations included general corporate expenses, basic research expenses, employee benefits and incentives and interest expense.

After the first quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement. Under the terms of that transition services agreement, the Company also receives compensation for services provided to Motorola in certain locations. The Company charged Motorola $3 million for services provided during the three months ended April 1, 2005. These amounts were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

The following table presents the expense allocations reflected in the accompanying statements of operations and expenses incurred under the transition services agreement:

	Three Months Ended
	April 1, 2005	April 3, 2004
Expense allocations:
General corporate expenses	$—	$36
Basic research	—	10
Employee benefits and incentives	—	63
Interest expense	—	20
Expenses under the transition services agreement:
General corporate expenses	5	—

	$5	$129

The Company and Motorola considered these general corporate expenses, basic research and employee benefits and incentives allocations to be a reasonable reflection of the utilization of services provided during the three months ended April 3, 2004.

(3) Other Financial Data

Statements of Operations Supplemental Information

Selling, General and Administrative

In 2002, as a result of the Company’s decision not to be the sole owner of a wafer fabrication facility in China, the Company recorded an $80 million provision associated with the potential obligation to reimburse the Chinese government for tax exemptions previously received. However, the acquirer of the wafer fabrication facility, Semiconductor Manufacturing International Corporation (SMIC), filed an application in January 2004 with the Chinese government to request that their exemption provided by the Chinese government to exclude imported raw materials, construction material and production equipment for VAT and duty be expanded to include the Company’s obligations related to these exemptions. In February 2004, the Chinese government accepted this application, and the Company’s liability to reimburse these incentives was reduced by $51 million, of which $54 million was recognized as a reduction of Selling, general and administrative expenses and $3 million was recognized as Income tax expense in the Company’s accompanying statements of operations for the three months ended April 3, 2004.

Other Income (Expense)

The following table displays the amounts comparing Interest expense, net and Other, net included in Other income (expense) in the accompanying statements of operations:

	Three Months Ended
	April 1, 2005	April 3, 2004
Interest expense, net:
Interest expense	$(20)	$(22)
Interest income	14	1

	$(6)	$(21)

Other, net:
Investment impairments	$(6)	$(4)
Equity income (losses) of non-consolidated investments	(3)	3
Net foreign currency losses	(1)	(2)

	$(10)	$(3)

Earnings Per Share

The Company calculated its earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company. For the three months ended April 1, 2005, approximately 1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares, and therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

Three Months Ended April 1, 2005
Basic weighted average common shares outstanding	401
Dilutive effect of stock options/restricted stock units	15

Diluted weighted average common shares outstanding	416

As a result of the IPO, partial over-allotment exercise and employee option exercises, the Company now has a total of 402 million shares of common stock outstanding, including 132 million Class A and 270 million Class B shares. The Class A and Class B shares generally have identical rights except that the holders of Class B common stock have superior voting rights.

In connection with the IPO, certain employees have been awarded initial stock option and restricted stock unit grants to purchase Class A common stock of the Company or other equity-based awards. Upon the Distribution, the unvested Motorola stock options and restricted stock held by Company employees converted to unvested Company stock options and restricted stock in accordance with the employee matters agreement. See Note 4 for additional discussion.

Prior to the completion of the IPO, the Company had approximately 278 million shares of Class B common stock outstanding as a result of the Contribution. The Company has presented pro forma basic and diluted earnings per share amounts for the three months ended April 3, 2004 as if the Contribution had occurred on January 1, 2004.

Balance Sheet and Other Supplemental Information

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company utilizes a wholly owned subsidiary, which functions as an investment company, to provide the Company and its subsidiaries a mechanism via a money market fund to effectively and efficiently manage its free cash flow on a global basis. The money market fund is invested in certain money market funds, corporate bonds and U.S. government agency securities. The money market fund does not have investments in related parties of the Company or its subsidiaries.

We reclassified $2.0 billion of our cash and cash equivalents balance held in the money market fund described above from cash and cash equivalents to short term investments as of December 31, 2004. The underlying weighted average maturity of the investments was approximately 70 days at April 1, 2005 and approximately 50 days at December 31, 2004. As the Company and its subsidiaries own 100% of the outstanding shares of the fund, we believe the correct classification is short term investments.

Property, Plant and Equipment

Depreciation expense was $168 million and $187 million for the three months ended April 1, 2005 and April 3, 2004, respectively. Accumulated depreciation was $711 million and $551 million at April 1, 2005 and December 31, 2004, respectively.

Assets Held for Sale

Assets held for sale were $41 million and $45 million at April 1, 2005 and December 31, 2004, respectively. The assets held for sale at April 1, 2005 primarily consist of the West Creek, Virginia property, and a facility in Austin, Texas. The total net gains from the disposal of assets, including assets held for sale, were $2 million and $11 million for the three months ended April 1, 2005 and April 3, 2004, respectively.

Investments

Investments consist of the following:

	April 1, 2005	December 31, 2004
Available-for-sale securities:
Cost basis	$1	$1
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	1	1
Other securities, cost	18	24
Equity method investments	3	6

	$22	$31

On March 11, 2004, all of the Company’s Series D convertible preference shares in SMIC were converted to 1.7 billion shares of common stock in connection with the IPO of SMIC. The Company sold 297 million shares of SMIC common stock in the IPO for $100 million in net proceeds, resulting in a $41 million gain recorded in Other income (expense). The 1.4 billion remaining shares of SMIC common stock were subject to restrictions on transfer that are released over an eighteen-month period, ending in September 2005. Warrants held by the Company for SMIC stock expired unexercised at the date of the SMIC IPO. The Company’s investment in SMIC common stock was classified as available-for-sale as of April 3, 2004. The SMIC common stock and certain other investments, with aggregate carrying values of $464 million, historically part of the semiconductor operations were not among the net assets contributed to the Company by Motorola.

The Company recorded investment impairment charges of $6 million and $4 million for the three months ended April 1, 2005 and April 3, 2004, respectively. These impairment charges represent other-than-temporary declines in the value of investments within the Company’s investment portfolio and are included in Other income (expense) in the accompanying statements of operations.

Comprehensive Earnings

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended
	April 1, 2005	April 3, 2004
Net income	$85	$106
Net change in unrealized gain on available-for-sale investments	—	104
Net change in cumulative translation adjustments	(32)	16

Total comprehensive earnings	$53	$226

(4) Stock Compensation Costs

The Company accounts for employee options to purchase Company common stock and restricted stock units and for employee participation in the Company employee stock purchase plan under the intrinsic value method of expense recognition. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock.

Prior to the Distribution, compensation expense, if any, relating to Motorola options and restricted stock units held by Company employees was allocated by Motorola on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by the Company’s employees were converted to options to acquire Class A common stock of the Company. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and allowed for the fair value of the grant before and after the conversion to be maintained. As a result, under this formula, using the average closing prices at the Distribution Date of Motorola and the Company’s shares of stock, a total of approximately 23 million unvested Company stock options at an average exercise price of $9.91 were issued. These new issuances will maintain the original fair value calculated at their original grant date from Motorola and any related compensation expense will continue to be recognized over the remaining employee service period.

All unvested Motorola restricted stock units held by the Company’s employees on the date of Distribution were cancelled and reissued as restricted stock units for Class A common stock of the Company. A total of approximately 350 thousand restricted stock units at $17.93 were issued at the Distribution Date. The compensation expense related to these reissued restricted stock units will continue to be recognized over the remaining employee service period.

The Company has evaluated the pro forma effects of using the fair-value-based method of accounting and as such, net earnings, basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended
	April 1, 2005	April 3, 2004
Net earnings:
Net earnings, as reported	$85	$106
Plus: Stock-based employee compensation expense included in reported net earnings, net of tax	5	4
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax	(23)	(21)

Net earnings, pro forma	$67	$89

Basic earnings per common share:
As reported	$0.21	$0.38
Pro forma	$0.17	$0.32
Diluted pro forma earnings per common share:
As reported	$0.20	$0.38
Pro forma	$0.16	$0.32

As a result of the issuance of a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation, the Company will be required, beginning in the first quarter of 2006, to begin expensing the stock compensation related to options instead of the disclosure only requirement disclosed above.

(5) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of the end of the first quarter, the estimated annualized tax rate for 2005 is 10%. The decline in the estimated annual effective tax rate from 20% in the prior year is a result of the changing mix of profitability in the domestic and international entities, and the income tax impact for domestic earnings being offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide effective rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (1) no tax expense being recorded on domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance; and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

(6) Commitments and Contingencies

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

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under our agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business.

We currently have an intellectual property litigation matter pending against Micron Technology. On January 8, 2004, Motorola filed a complaint asserting infringement of ten patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents have been assigned to the Company and the Company has been added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technology of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas, and that action has now been consolidated with the Austin case. Under our agreements with Motorola, the Company has defense and indemnity obligations to Motorola for the Austin case. While a trial date has not been set, under the current scheduling order, trial will not occur until mid-2006.

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

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At April 1, 2005, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $5 million under the terms of these indemnification provisions. At April 1, 2005, the Company had accrued $4 million, to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at April 1, 2005, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(7) Reorganization of Businesses

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

Three Months Ended April 1, 2005

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, during the first quarter of 2005, the Company recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to April 1, 2005.

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at April 1, 2005
U.S. manufacturing	$17	$1	$—	$—	$—	$(9)	$9
Asia manufacturing	2	1	—	—	—	(1)	2
Europe manufacturing	9	1	—	—	—	(4)	6
General and administrative/Research and development	42	—	11	—	(1)	(26)	26

Total	$70	$3	$11	$—	$(1)	$(40)	$43

Related headcount	460	170	60	—	—	(270)	420

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the three months ended April 1, 2005, 270 employees were separated from the Company. The $40 million used in the first quarter of 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 110 are manufacturing employees and 160 are non-manufacturing employees, an additional $17 million will be paid in the second quarter of 2005. The remaining 420 employees, of which 320 are manufacturing employees and 100 are non-manufacturing employees, will be paid $26 million during 2005.

Three Months Ended April 3, 2004

Pre-2004 Initiated Reorganization of Business Programs

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004.

For the three months ended April 3, 2004, the Company recorded net reversals of $8 million, of which $1 million was included in Cost of sales and $7 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $8 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations (Reversals)	Decommissioning reversals	Total
Manufacturing and administrative consolidations	$—	$(2)	$(6)	$(8)

Manufacturing and Administrative Consolidations

There were no additional charges for the three months ended April 3, 2004. Accruals established prior to 2004 were reversed ($8 million) as reserves to cover decommissioning costs which were no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 50 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

(8) Information by Segment

Summarized below are the Company’s segment net sales and operating earnings (loss) for the three months ended April 1, 2005 and April 3, 2004:

	Three Months Ended
	April 1, 2005	April 3, 2004
Net Sales:
Transportation and Standard Products	$661	$638
Networking and Computing Systems	349	389
Wireless and Mobile Solutions	412	354
Other	20	15

Segment totals	$1,442	$1,396

Operating Earnings (Loss):
Transportation and Standard Products	$80	$41
Networking and Computing Systems	71	86
Wireless and Mobile Solutions	15	(72)
Other	(56)	60

Operating earnings	$110	$115
Total other income (expense)	(16)	17

Earnings before income taxes	$94	$132

Certain items are included in the Other segment category, which are not allocated to the three operating segments. These include reorganization of business charges (reversals) of $13 million and $(8) million for the three months ended April 1, 2005 and April 3, 2004, respectively. In addition, the Company has included separation expenses of $5 million and $9 million within the Other segment for the three months ended April 1, 2005 and April 3, 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for the three months ended April 1, 2005 and April 3, 2004. This commentary should be read in conjunction with our condensed consolidated and combined financial statements and the notes in “Item 1: Financial Statements”, as well as the Company’s consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual report on Form 10-K for the year ended December 31, 2004.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as expects, anticipates, plans, beliefs, estimates, will or words of similar meaning and include statements regarding the plans and expectations for the first quarter, the year and the future. These forward-looking statements are found at various places throughout this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described further in “Trends, Risks and Uncertainties” of our December 31, 2004 Annual Report on Form 10-K.

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

Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry. Many companies, including our Company, are taking steps to become compliant with the Restriction of Hazardous Substances Directive, the European legislation that will restrict the use of lead and some flame retardants in electronic components effective as of July 2006. Our compliance with the Restriction on Hazardous Substances Directive and any other requirements for lead-free products could cause us to incur substantial additional costs by potentially requiring us to devote more resources to research and development efforts, requiring us to change certain of our manufacturing or supply chain management processes or causing us to use more costly materials or to have obsolete inventory.

First Quarter Highlights

First quarter 2005 net sales were $1.4 billion, increasing by 3% from the first quarter of 2004. The rise in net sales was primarily due to an 8% volume increase, driven by the wireless and transportation markets. Gross margins rose to 40.2% in the first quarter of 2005 compared to 36.3% in the first quarter of 2004 primarily due to further cost reduction savings.

In the first quarter of 2005, 27% of our net sales were made directly to Motorola and to contract manufacturers that produce products for Motorola, compared to 26% in the first quarter of 2004. This compares to 25% in the first quarter of 2005 and 20% in the first quarter of 2004 for sales made directly to Motorola.

The first quarter of 2005 included $5 million of separation expenses related to the separation from Motorola versus $9 million in the first quarter of 2004. The Company anticipates incurring approximately $5 million in Separation expenses in the second quarter of 2005.

Results of Operations

(in millions, except per share data)

	Three Months Ended (Unaudited)
	April 1, 2005	% of Sales	April 3, 2004	% of Sales
Orders	$1,381	95.8%	$1,566	112.2%

Net sales	$1,442	100.0%	$1,396	100.0%
Cost of sales	862	59.8%	889	63.7%

Gross margin	580	40.2%	507	36.3%

Selling, general and administrative	191	13.2%	140	10.0%
Research and development	264	18.3%	250	17.9%
Reorganization of businesses	10	0.7%	(7)	(0.5)%
Separation expenses	5	0.4%	9	0.7%

Operating earnings	110	7.6%	115	8.2%

Other income (expense):
Interest expense, net	(6)	(0.4)%	(21)	(1.5)%
Gains on sales of investments and businesses, net	—	—	41	2.9%
Other	(10)	(0.7)%	(3)	(0.1)%

Total other income (expense)	(16)	(1.1)%	17	1.3%

Earnings before income taxes	94	6.5%	132	9.5%
Income tax expense	9	0.6%	26	1.9%

Net earnings	85	5.9%	106	7.6%

Basic earnings per share	$0.21		$0.38
Diluted earnings per share	$0.20		$0.38

Three Months Ended April 1, 2005 Compared to Three Months Ended April 3, 2004

Net Sales

Our net sales were $1.4 billion in both the three months ended April 1, 2005 and the three months ended April 3, 2004. Our orders were $1.4 billion in the three months ended April 1, 2005, down 12% from $1.6 million in the three months ended April 3, 2004. Net sales were up 3% due primarily to an 8% volume increase, principally driven by increased demand in the wireless market, largely offset by a 5% decrease in pricing due to product mix. Our orders are down due to lower required inventory replenishment levels by our NCSG customers, a slow adoption rate of 3G phones and a market reduction in lead times, which began in the middle of 2004.

Intellectual property revenue represented approximately 3% of net sales in the three months ended April 1, 2005 and 2% of net sales in the three months ended April 3, 2004.

Gross Margin

Our gross margin increased to $580 million, or 40.2% of net sales, in the three months ended April 1, 2005 compared to a gross margin of $507 million, or 36.3% of net sales, in the three months ended April 3, 2004. The increase in gross margin was primarily due to a reduction in manufacturing costs resulting from improved yield and factory efficiencies experienced in the first quarter of 2005. Our utilization rate in the three months ended April 1, 2005 was flat to the first quarter of 2004. In addition, cost reductions of $6 million in the first quarter of 2005 resulted from the Reorganization of business activity announced in the fourth quarter of 2004. We also recorded net charges of $3 million in Cost of sales in the three months ended April 1, 2005, which were associated with the restructuring plan announced on October 19, 2004.

Selling, General and Administrative

Our selling, general and administrative expenses were $191 million, or 13.2% of net sales, in the three months ended April 1, 2005, compared to $140 million, or 10.0% of net sales, in the three months ended April 3, 2004. The increase in selling, general and administrative expenses was due primarily to the fact that the first quarter of 2004 selling, general and administrative expenses included a $54 million reversal of a provision originally accrued for the potential obligation to reimburse the Chinese government for various exemptions previously received on VAT and duty on imported materials. We had approximately $4 million in cost reductions during the first quarter of 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004.

Research and Development

Our research and development expenses, including our ongoing joint development efforts at the wafer fabrication facility in Crolles, France, totaled $264 million, or 18.3% of net sales, in the three months ended April 1, 2005, compared with $250 million, or 17.9% of net sales, in the three months ended April 3, 2004. The increase was due to increased investment in research and development in the first quarter of 2005 versus the prior year. In addition, there were $4 million in cost reductions in the first quarter of 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004.

Reorganization of Businesses

The reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004.

A new reorganization of business program was announced on October 19, 2004 to streamline operations and reduce selling, general and administrative expenses. As a result, we recorded net charges of $13 million; of which $3 million was included in cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations related to employee separation costs. These actions are expected to generate $65 million in annualized net cost savings, $28 million of which is expected to be in Cost of sales and $37 million in Selling, general and administrative and Research and development expenses.

Separation Expenses

Separation expenses were $5 million in the three months ended April 1, 2005 compared to $9 million in the three months ended April 3, 2004. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services. We expect to incur approximately $5 million in Separation expenses in the second quarter of 2005.

Net Interest Expense

Our net interest expense was $6 million in the three months ended April 1, 2005 compared to $21 million in the three months ended April 3, 2004. Net interest expense in the three months ended April 1, 2005 included interest expense of $20 million, which was partially offset by interest income of $14 million. Net interest expense in the three months ended April 3, 2004 included interest expense of $22 million, which was partially offset by interest income of $1 million. Our interest expense represented the amount allocated from Motorola until the second quarter of 2004. This allocation was based on the relative historical percentage of our net assets included in Motorola’s consolidated financial statements, excluding debt.

Gains on Sales of Investments and Businesses

There were no gains on sales of investments and businesses in the three months ended April 1, 2005, compared to $41 million in the three months ended April 3, 2004. The net gain in the three months ended April 3, 2004 was primarily related to the sale of our SMIC stock.

Other

Other expenses totaled $10 million and $3 million in the three months ended April 1, 2005 and April 3, 2004, respectively, and were primarily due to equity losses in income of non-consolidated investments and other than temporary impairment of investments held in private companies accounted for as cost basis investments which increased during the first quarter of 2005 versus the prior year.

Income Taxes

Our effective tax rate was 10% for the three months ended April 1, 2005, representing a $9 million net tax expense, compared to a 20% effective tax rate in the three months ended April 3, 2004, representing a $26 million net tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (1) no tax expense being recorded on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

Segment Information

Our orders, net sales, and operating results for our primary segments for the three months ended April 1, 2005 and April 3, 2004 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented approximately 70% of its sales in the three months ended April 1, 2005. In the three months ended April 1, 2005, TSPG net sales represented 45.8% of our net sales compared to 45.7% in the three months ended April 3, 2004.

	Three Months Ended
(Dollars in millions)	April 1, 2005	April 3, 2004	Percent Change
Orders	$647	$675	(4)%
Segment net sales	661	638	4%
Operating earnings	80	41	95%

In the first quarter of 2005, TSPG net sales were $661 million, up 4% from $638 million in the first quarter of 2004. TSPG orders for the first quarter of 2005 were $647 million, down 4% from $675 million in the first quarter of 2004. The increase in net sales was driven by strong performance from our 16-bit microcontrollers, sensor products and consumer applications. The decrease in orders is primarily due to a reduction in lead times from our customers as they book closer to ship dates. This customer practice began in the middle of 2004.

TSPG generated operating earnings of $80 million in the first quarter of 2005, compared to operating earnings of $41 million in the first quarter of 2004. The increase was primarily due to higher net sales and factory cost improvement.

Networking and Computing Systems Group

NCSG designs, manufactures and markets embedded processors and related connectivity products for the wired and wireless networking and computing markets. NCSG offers semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. In the first quarter of 2005, NCSG net sales represented 24.2% of our net sales, compared to 27.9% in the first quarter of 2004.

	Three Months Ended
(Dollars in millions)	April 1, 2005	April 3, 2004	Percent Change
Orders	$387	$468	(17)%
Segment net sales	349	389	(10)%
Operating earnings	71	86	(17)%

In the first quarter of 2005, NCSG net sales were $349 million, down 10% from $389 million in the first quarter of 2004. NCSG orders in the first quarter of 2005 were $387 million, down 17% from $468 million in the first quarter of 2004. The decrease in net sales is primarily due to the first quarter of 2004 experiencing significantly higher demand in the wireless infrastructure and networking markets, which did not occur to the same level during the first quarter of 2005. The decrease in orders is due to the lower required inventory replenishment levels required by our customers as compared with the first quarter of 2004.

NCSG generated operating earnings of $71 million in the first quarter of 2005, compared to operating earnings of $86 million in the first quarter of 2004. The decrease in operating earnings was primarily due to the stronger level of net sales during the first quarter of 2004.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the first quarter of 2005, approximately 74% of WMSG Segment net sales were to Motorola on an end customer basis. This percentage sales figure includes sales made directly to Motorola and sales made to contract manufacturers that produce products for Motorola. In the first quarter of 2005, WMSG net sales represented 28.6% of our net sales, compared to 25.4% in the first quarter of 2004.

	Three Months Ended
(Dollars in millions)	April 1, 2005	April 3, 2004	Percent Change
Orders	$330	$405	(19)%
Segment net sales	412	354	16%
Operating earnings (loss)	15	(72)	121%

In the first quarter of 2005, WMSG net sales were $412 million, up 16% from $354 million in the first quarter of 2004. WMSG orders in the first quarter of 2005 were $330 million, down 19% from $405 million in the first quarter of 2004. The increase in net sales is due primarily to strength in sales in GSM and EDGE platform sales to Motorola, Inc. in the first quarter of 2005. The decrease in orders is due to a change in product mix driven by a slow adoption rate of 3G phones.

WMSG generated operating earnings of $15 million in the first quarter of 2005, compared to incurring an operating loss of $72 million in the first quarter of 2004. The increase was primarily due to increased sales and lower manufacturing costs.

Other

Other includes our Metrowerks business, sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up, including our 300 mm facility in Crolles, France. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. Other net sales represented 1.4% of our net sales in the first quarter of 2005, compared to 1.1% in the first quarter of 2004.

	Three Months Ended
(Dollars in millions)	April 1, 2005	April 3, 2004	Percent Change
Orders	$17	$18	(6)%
Segment net sales	20	15	33%
Operating earnings (loss)	(56)	60	(193)%

In the first quarter of 2005, Other net sales were $20 million, up 33% from $15 million in the first quarter of 2004. Other orders in the first quarter of 2005 were $17 million, down 6% from $18 million in the first quarter of 2004. The increase in net sales was primarily due to the increase in sales of wafers.

Other incurred an operating loss of $56 million in the first quarter of 2005, compared to generating operating earnings of $60 million in the first quarter of 2004. The decrease was primarily related to a $54 million reversal in the first quarter of 2004 of a provision originally accrued for the potential obligation to reimburse the Chinese government for various exemptions previously received on VAT and duty on imported materials. In addition, we incurred increased start-up expenses related to our 300 mm facility in Crolles, France and $18 million in restructuring charges and separation expenses during the first quarter of 2005 versus Reorganization of business and Separation expenses of $1 million (net of reversals) in the first quarter of 2004.

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

Three Months Ended April 1, 2005

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to further reduce costs through an employee separation program. As a result, during the first quarter of 2005, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to April 1, 2005.

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at April 1, 2005
U.S. manufacturing	$17	$1	$—	$—	$—	$(9)	$9
Asia manufacturing	2	1	—	—	—	(1)	2
Europe manufacturing	9	1	—	—	—	(4)	6
General and administrative/Research and development	42	—	11	—	(1)	(26)	26

Total	$70	$3	$11	$—	$(1)	$(40)	$43

Related headcount	460	170	60	—	—	(270)	420

At January 1, 2005, we had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the three months ended April 1, 2005, 270 employees were separated from the Company. The $40 million used in the first quarter of 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 110 are manufacturing employees and 160 are non-manufacturing employees, an additional $17 million will be paid in the second quarter of 2005. The remaining 420 employees, of which 320 are manufacturing employees and 100 are non-manufacturing employees, will be paid $26 million during 2005.

Three Months Ended April 3, 2004

Pre-2004 Initiated Reorganization of Business Programs

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004.

For the three months ended April 3, 2004, we recorded net reversals of $8 million, of which $1 million was included in Cost of sales and $7 million was recorded under Reorganization of businesses in the accompanying statements of operations. The aggregate $8 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations	Asset Writedowns (Decommissioning reversals)	Total
Manufacturing and administrative consolidations	$—	$(2)	$(6)	$(8)

Manufacturing and Administrative Consolidations

There were no additional charges for the three months ended April 3, 2004. Accruals established prior to 2004 were reversed ($8 million) for reserves to cover decommissioning costs which were no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 50 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Liquidity and Capital Resources

At April 1, 2005, our total cash and cash equivalents and short-term investments aggregated $2.3 billion, which is consistent with the balance at December 31, 2004. Prior to the Contribution, we utilized Motorola’s worldwide cash management system in which cash accounts were principally swept on a daily basis to finance operations with activity between our company and Motorola reflected as business equity transactions in owner’s net investment in our combined balance sheets until the Contribution. After the Contribution, we began managing our own cash balances on a world-wide basis. On April 1, 2005, $1.7 billion of this amount was held in the United States and $0.6 billion was held in other countries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

In the first three months of 2005, we generated positive cash flow from operations of $125 million, compared to $129 million in the first three months of 2004. The primary contributors to decreased cash flow from operations in the first three months of 2005 versus the first three months of 2004 were a decrease of $111 million in the change in Accounts payable and accrued liabilities due to a higher employee incentive payment in the first quarter of 2005 versus the prior year, a decrease in the change in Inventories of $21 million and a decrease of $17 million in depreciation and amortization expense. These amounts were offset by lower gains on sales of investments and businesses, net of $41 million and a decrease of $93 million in the change in Accounts receivable, net.

Our net accounts receivable were $654 million at April 1, 2005, compared to $636 million at December 31, 2004. Our days sales outstanding were 36 days as of April 1, 2005, compared to 30 days outstanding as of December 31, 2004. The increase to net accounts receivable as of April 1, 2005 was due to increased sales during March 2005 versus December 2004, which contributed $92 million, which was partially offset by a decrease in receivables due from Motorola in connection with the Distribution of $76 million.

Our inventory was $742 million for both April 1, 2005 and December 31, 2004. Our days of inventory on hand were 79 as of April 1, 2005, and 76 as of December 31, 2004.

Our accounts payable were $491 million as of April 1, 2005, compared to $474 million at December 31, 2004. Accounts payable to Motorola were $44 million and $59 million as of April 1, 2005 and December 31, 2004, respectively.

Investing Activities

Our net cash used by investing activities was $191 million and $56 million in the first three months of 2005 and 2004, respectively. The most significant components comprising our investing activities are: (1) capital expenditures; (2) investment of our operating funds; (3) strategic acquisitions of, or investments in, other companies; and (4) dispositions of investments and businesses.

Our capital expenditures increased to $118 million in the first three months of 2005 from $100 million in the first three months of 2004. Our capital expenditures as a percentage of net sales were 8.2% in the first three months of 2005 and 7.2% in the first three months of 2004.

Cash used for strategic acquisitions and new investment activities was $25 million in the first three months of 2005 and $35 million the first three months of 2004. The use in 2005 was primarily due to the acquisition of certain assets of PrairieComm, Inc, consisting primarily of intellectual property and licenses. Our expenditures in the first three months of 2004 included the transfer of $30 million of cash to SMIC in connection with the sale of our wafer fabrication facility in China.

We received cash proceeds from dispositions of investments and businesses of $2 million in the first three months of 2005 and $100 million in the first three months of 2004. The 2004 proceeds were generated from the sale of our SMIC stock.

Financing Activities

Our net cash generated by financing activities in the first three months of 2005 was $10 million resulting entirely from the proceeds from the exercise of stock options. This compared to our net cash used by financing activities of $110 million in the first three months of 2004.

The change in financing activities is due to the fact that, prior to the Contribution, we financed our operations principally through Motorola, and we participated in Motorola’s worldwide, centralized approach to cash management. Types of activities flowing through the cash management system included: (1) cash deposits from our business which were transferred to Motorola’s bank account on a regular basis; (2) cash borrowings from Motorola used to fund operations, capital expenditures, or acquisitions; (3) charges (benefits) for income taxes; and (4) allocations of corporate expenses. Net cash of $89 million was provided to Motorola in the first quarter of 2004.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service. We believe that our current net cash balance of approximately $1.1 billion (total cash, cash equivalents and short-term investments less total debt) plus cash flows from operations will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt.

We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure you that such financing will be available to us on acceptable terms or that such financing will be available at all. Our ability to issue additional equity is constrained because our issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under the tax sharing agreement, we would be required to indemnify Motorola against such tax.

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

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies and critical estimates are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004. No significant changes to our accounting policies have occurred subsequent to December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of their next fiscal year that begins after June 15, 2005. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. As a result of this consideration and other decisions not finalized regarding certain assumptions, we continue to evaluate the amount of the negative impact of SFAS No. 123R on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, Amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still assessing the impact of SFAS No. 151 on our financial position, results of operations and liquidity.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We experienced no significant changes in market risk during the quarter ended April 1, 2005. However, we cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

An intellectual property litigation matter is now pending between Motorola and Micron Technology. On January 8, 2004, Motorola filed a complaint asserting infringement of ten patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents have been assigned to the Company and the Company has been added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technology of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas, and that action has now been consolidated with the Austin case. Discovery is proceeding, but a trial date has not been set. Under our agreements with Motorola, the Company has defense and indemnity obligations to Motorola for the Austin case. While a trial date has not been set, under the current scheduling order, trial will not occur until mid-2006.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of trichloroethylene and other organic compounds in the groundwater underlying the former Motorola 52nd Street facility in Phoenix, Arizona, which is a federal National Priorities List Superfund site. The Superfund site has been divided into operable units. Under the first operable unit, the Arizona Department of Environmental Quality required Motorola to investigate and perform on-site soil remediation, plus on-site and nearby off-site groundwater remediation. The

Environmental Protection Agency (EPA) issued a record of decision for the second operable unit in July 1994. After approval of the design, the EPA issued an administrative order requiring Motorola and another third party to construct and operate a remediation plant targeted at containing and cleaning up off-site solvent groundwater contamination. The EPA has not issued a final remedy for either the first operable unit or the second operable unit which leaves open the possibility that there could be additional cleanup costs associated with either unit. The EPA has performed some preliminary investigation into the third operable unit, which is an area extending beyond the boundaries of the area delineated in the second operable unit. A number of additional potentially responsible parties, including Motorola, have been identified at the third operable unit. Based on the information currently available, we believe our responsibility for the third operable unit conditions to be negligible and continue to look for opportunities to resolve our liability for the entire site.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Certification of Michel Mayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michel Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: May 2, 2005	By:	/s/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)