Form 10-Q
period 2005-07-01
FREESCALE SEMICONDUCTOR INC
filed 2005-08-02
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 15, 2005:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	135,114,708
Class B Common Stock; $.01 Par Value	269,978,659

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 3, 2004	July 1, 2005	July 3, 2004
Net sales	$1,472	$1,461	$2,914	$2,857
Cost of sales	860	900	1,722	1,789

Gross margin	612	561	1,192	1,068

Selling, general and administrative	202	225	393	365
Research and development	266	242	530	492
Reorganization of businesses	—	(2)	10	(9)
Separation expenses	5	41	10	50

Operating earnings	139	55	249	170

Other income (expense):
Interest expense, net	(1)	—	(7)	(21)
Gains on sales of investments and businesses, net	—	—	—	41
Other, net	(2)	(1)	(12)	(4)

Total other income (expense)	(3)	(1)	(19)	16

Earnings before income taxes	136	54	230	186
Income tax expense	14	11	23	37

Net earnings	$122	$43	$207	$149

Net earnings per common share:
Basic	$0.30		$0.51
Diluted	$0.29		$0.50
Weighted average common shares outstanding:
Basic	403		402
Diluted	420		418

Pro forma net earnings per common share:
Basic		$0.15		$0.54
Diluted		$0.15		$0.54
Pro forma weighted average common shares outstanding:
Basic		278		278
Diluted		278		278

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share information)

	July 1, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$262	$382
Short-term investments	2,293	1,992
Accounts receivable, net of allowance for doubtful accounts of $4 at July 1, 2005 and December 31, 2004	657	636
Inventories:
Work in process and raw materials	472	502
Finished goods	199	240

Total inventories	671	742

Deferred income taxes	24	26
Other current assets	159	183
Assets held for sale	43	45

Total current assets	4,109	4,006

Property, plant and equipment, net	2,051	2,207
Investments	14	31
Goodwill	235	222
Other assets, net	185	167

Total assets	$6,594	$6,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$2	$2
Accounts payable	411	474
Accrued liabilities and other	505	669

Total current liabilities	918	1,145

Long-term debt	1,269	1,269
Deferred income taxes	27	26
Other liabilities	242	257

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 135 and 131 shares issued and outstanding at July 1, 2005 and December 31, 2004, respectively	1	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding at July 1, 2005 and December 31, 2004	3	3
Additional paid-in capital	3,855	3,800
Retained earnings	280	73
Accumulated other comprehensive earnings	—	59
Less: Treasury stock	(1)	—

Total stockholders’ equity	4,138	3,936

Total liabilities and stockholders’ equity	$6,594	$6,633

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	July 1, 2005	July 3, 2004
Cash flows from operating activities:
Net earnings	$207	$149
Depreciation and amortization	362	399
Net expenses paid by Motorola	—	22
Charges (reversals) for reorganization of businesses	13	(10)
Stock-based compensation	16	—
Gain on sales of investments and businesses, net	—	(41)
Deferred income taxes	—	14
Other non-cash items	9	(12)
Change in operating assets and liabilities, net of effects of acquisitions, dispositions, Contribution and Distribution:
Accounts receivable, net	(28)	(228)
Inventories	69	15
Other current assets	2	(22)
Accounts payable and accrued liabilities	(210)	290
Other operating assets and liabilities	(14)	3

Net cash provided by operating activities	426	579

Cash flows from investing activities:
Capital expenditures	(230)	(230)
Acquisitions and investments, net of cash acquired	(25)	(41)
Proceeds from sale of investments and businesses	9	100
Sales and purchases of short-term investments, net	(301)	—
Proceeds from sale of property, plant and equipment and assets held for sale	8	21
Payments for other assets	(29)	(38)

Net cash used for investing activities	(568)	(188)

Cash flows from financing activities:
Proceeds from stock option exercises	38	—
Debt modification costs	(2)	—
Repayment of short-term borrowings	—	(14)
Repayment of long-term debt	—	(7)
Net transfers to Motorola	—	(170)
Borrowings from Motorola	—	428

Net cash provided by financing activities	36	237

Effect of exchange rate changes on cash and cash equivalents	(14)	(2)

Net (decrease) increase in cash and cash equivalents	(120)	626
Cash and cash equivalents, beginning of period	382	87

Cash and cash equivalents, end of period	$262	$713

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

Freescale Semiconductor, Inc. (“Freescale Semiconductor”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to Freescale Semiconductor (the “Contribution”) and an initial public offering (“IPO”) of Freescale Semiconductor Class A common stock. Freescale Semiconductor completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, Freescale Semiconductor was a wholly owned subsidiary of Motorola. All of the Freescale Semiconductor Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”). We refer to Freescale Semiconductor and its combined predecessor companies and businesses as the “Company”, “we”, “us” or “our” unless the context otherwise requires.

The condensed combined financial statements for the three and six months ended July 3, 2004, included herein, include amounts prior to the Contribution that have been derived from the consolidated financial statements and accounting records of Motorola, principally representing Motorola’s Semiconductor Products Segment, using the historical results of operations, and historical basis of assets and liabilities of the semiconductor businesses. Management believes the assumptions underlying the condensed combined financial statements for the three and six months ended July 3, 2004 are reasonable. However, the combined financial statements for the three and six months ended July 3, 2004 do not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

The Company and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. Transactions between the Company and Motorola have been identified in Note 2 as transactions between related parties.

The accompanying condensed financial statements as of July 1, 2005 and for the three months and six months ended July 1, 2005 and July 3, 2004 are unaudited, with the December 31, 2004 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 1, 2005 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended July 1, 2005 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Relationship with Motorola

The Company designs, produces and sells semiconductors to Motorola. The Company’s direct net sales to Motorola businesses included in Net sales were $342 million and $302 million for the three months ended July 1, 2005 and July 3, 2004, respectively, and $709 million and $578 million for the six months ended July 1, 2005 and July 3, 2004, respectively. Accounts receivable from Motorola were $229 million at July 1, 2005 and $266 million at December 31, 2004, including $83 million and $155 million, respectively, due in connection with the Distribution. Accounts payable to Motorola were $19 million and $59 million at July 1, 2005 and December 31, 2004, respectively.

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

After the first quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of a transition services agreement. Under the terms of that transition services agreement, the Company also receives compensation for services provided to Motorola in certain locations. The Company charged Motorola $1 million and $6 million for these services for the three months ended July 1, 2005 and July 3, 2004, respectively, and $4 million and $6 million for the six months ended July 1, 2005 and July 3, 2004, respectively. These amounts were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

The following table presents the expense allocations reflected in the accompanying statements of operations and expenses incurred under the transition services agreement:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 3, 2004	July 1, 2005	July 3, 2004
Expense allocations:
General corporate expenses	$—	$—	$—	$36
Basic research	—	—	—	10
Employee benefits and incentives	—	—	—	63
Interest expense	—	—	—	20
Expenses under the transition services agreement:
General corporate expenses	3	93	8	93

	$3	$93	$8	$222

The Company and Motorola considered these general corporate expenses, basic research and employee benefits and incentives allocations to be a reasonable reflection of the utilization of services provided during the six months ended July 3, 2004.

(3) Other Financial Data

Statements of Operations Supplemental Information

Selling, General and Administrative

In 2002, as a result of the Company’s decision not to be the sole owner of a wafer fabrication facility in China, the Company recorded an $80 million provision associated with the potential obligation to reimburse the Chinese government for tax exemptions previously received. However, the acquirer of the wafer fabrication facility, Semiconductor Manufacturing International Corporation (“SMIC”), filed an application in January 2004 with the Chinese government to request that their exemption provided by the Chinese government to exclude imported raw materials, construction material and production equipment for value added tax and duty be expanded to include the Company’s obligations related to these exemptions. In February 2004, the Chinese government accepted this application, and the Company’s liability to reimburse these incentives was reduced by $51 million, of which $54 million was recognized as a reduction of Selling, general and administrative expenses and $3 million was recognized as Income tax expense in the Company’s accompanying statements of operations for the six months ended July 3, 2004.

Other Income (Expense)

The following table displays the amounts comprising Interest expense, net and Other, net included in Other income (expense) in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 3, 2004	July 1, 2005	July 3, 2004
Interest expense, net:
Interest expense	$(19)	$—	$(39)	$(22)
Interest income	18	—	32	1

	$(1)	$—	$(7)	$(21)

Other:
Investment impairments	$—	$—	$(6)	$(4)
Equity income (losses) of non-consolidated investments	(2)	(1)	(5)	2
Net foreign currency losses	—	—	(1)	(2)

	$(2)	$(1)	$(12)	$(4)

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

Earnings Per Share

The Company calculates its earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company. For the three months and six months ended July 1, 2005, less than 1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares, and therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005
Basic weighted average common shares outstanding	403	402
Dilutive effect of common stock equivalents	17	16

Diluted weighted average common shares outstanding	420	418

As a result of the IPO, partial over-allotment exercise, employee option exercises and employee restricted stock unit exercises, the Company now has a total of 405 million shares of common stock outstanding, including 135 million Class A and 270 million Class B shares. The Class A and Class B shares generally have identical rights except that the holders of Class B common stock have superior voting rights.

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

We reclassified $2.0 billion of our Cash and cash equivalents balance held in the money market fund described above from Cash and cash equivalents to Short-term investments as of December 31, 2004. The money market fund portfolio includes investments in high quality (rated at least A/ A-2 by S&P or A3/ P-2 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The underlying weighted average maturity of the investments was approximately 40 days at July 1, 2005 and approximately 50 days at December 31, 2004. The Company values investments in the money market fund using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. As the Company and its subsidiaries own 100% of the outstanding shares of the fund, we believe the correct classification is Short-term investments.

Property, Plant and Equipment

Depreciation expense was $160 million and $185 million for the three months ended July 1, 2005 and July 3, 2004, respectively, and $328 million and $372 million for the six months ended July 1, 2005 and July 3, 2004, respectively. Accumulated depreciation was $860 million and $551 million at July 1, 2005 and December 31, 2004, respectively.

Assets Held for Sale

Assets held for sale were $43 million and $45 million at July 1, 2005 and December 31, 2004, respectively. The assets held for sale at July 1, 2005 primarily consist of property in West Creek, Virginia, and a facility in Austin, Texas.

The total net gains from the disposal of assets, including assets held for sale, were $1 million and $12 million for the three and six months ended July 3, 2004, respectively. These net gains are included in Operating earnings in the accompanying statements of operations.

The assets sold in 2004 include $260 million related to building, machinery and equipment of a wafer fabrication facility in Tianjin, China that was sold on January 16, 2004 to SMIC. In conjunction with the asset sale, the Company also entered into a cross-patent license agreement. Consideration received for the cross-patent license agreement will be amortized over the five year term of the agreement. The Company transferred assets, entered into a cross-patent license agreement, paid $30 million in cash and received Series D convertible preference shares in SMIC and warrants valued at $321 million, resulting in a net gain of $6 million. The SMIC common stock was not among the net assets contributed to the Company by Motorola. During the six months ended July 3, 2004, the Company also sold a facility in South Queensferry, Scotland, a building in Austin, Texas, a building and property in Mesa, Arizona, and excess manufacturing equipment.

Investments

Investments consist of the following:

	July 1, 2005	December 31, 2004
Available-for-sale securities:
Cost basis	$1	$1
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	1	1
Other securities, cost	10	24
Equity method investments	3	6

	$14	$31

On March 11, 2004, all of the Company’s Series D convertible preference shares in SMIC were converted to 1.7 billion shares of common stock in connection with the IPO of SMIC. The Company sold 297 million shares of SMIC common stock in the IPO for $100 million in net proceeds, resulting in a $41 million gain. The 1.4 billion remaining shares of SMIC common stock were subject to restrictions on transfer that were released over an eighteen-month period, ending in September 2005. Warrants held by the Company for SMIC stock expired unexercised at the date of the IPO. The SMIC common stock and certain other investments, with carrying values of $464 million, were historically part of the semiconductor operations and were not among the net assets contributed to the Company by Motorola.

The Company recorded investment impairment charges of $6 million and $4 million for the six months ended July 1, 2005 and July 3, 2004, respectively. These impairment charges represent other-than-temporary declines in the value of investments within the Company’s investment portfolio and are included in Other income (expense) in the accompanying statements of operations.

Comprehensive Earnings

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 3, 2004	July 1, 2005	July 3, 2004
Net income	$122	$43	$207	$149
Net change in unrealized gain on available-for-sale investments	—	—	—	104
Net change in cumulative translation adjustments	(27)	(4)	(59)	12

Total comprehensive earnings	$95	$39	$148	$265

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

The Company has evaluated the pro forma effects of using the fair-value-based method of accounting and as such, net earnings, basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 3, 2004	July 1, 2005	July 3, 2004
Net earnings:
Net earnings, as reported	$122	$43	$207	$149
Plus: Stock-based employee compensation expense included in reported net earnings, net of tax	9	2	14	6
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax	(26)	(11)	(49)	(32)

Net earnings, pro forma	$105	$34	$172	$123

Basic earnings per common share:
As reported	$0.30		$0.51
Pro forma	$0.26		$0.43

Diluted pro forma earnings per common share:
As reported	$0.29		$0.50
Pro forma	$0.25		$0.41

As a result of the issuance of a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation, the Company will be required, beginning in the first quarter of 2006, to begin expensing the stock compensation related to options instead of the disclosure only requirement disclosed above.

(5) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of the end of the second quarter, the estimated annualized effective tax rate for 2005 is 10%. The decline in the estimated annual effective tax rate from 20% in the prior year is a result of the changing mix of profitability in the domestic and international entities, and the income tax impact for domestic earnings being offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide effective rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (1) no tax expense being recorded on domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance; and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

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

Our intellectual property litigation matter against Micron Technology has been resolved. On January 8, 2004, Motorola filed a complaint asserting infringement of ten patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents were assigned to the Company, and the Company was added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technology of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas, and that action was consolidated with the Austin case. Under our agreements with Motorola, the Company had defense and indemnity obligations to Motorola for the Austin case. On June 20, 2005, the case was dismissed with prejudice as to Freescale and Micron, and dismissed without prejudice as to Motorola.

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

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At July 1, 2005, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $5 million under the terms of these indemnification provisions. At July 1, 2005, the Company had accrued $4 million, to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at July 1, 2005, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Six Months Ended July 1, 2005

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, during the six months ended July 1, 2005, the Company recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to July 1, 2005.

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at July 1, 2005
U.S. manufacturing	$17	$1	$—	$—	$—	$(10)	$8
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(8)	2
General and administrative/Research and development	42	—	11	—	(1)	(40)	12

Total	$70	$3	$11	$—	$(1)	$(61)	$22

Related headcount	460	170	60	—	—	(615)	75

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the six months ended July 1, 2005, 615 employees were separated from the Company. The $61 million used in the six months ended July 1, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 390 are manufacturing employees and 225 are non-manufacturing employees, an additional $8 million will be paid in the third quarter of 2005. The remaining $14 million will be paid for healthcare costs and severance related to previously terminated employees, and for severance relating to the remaining 75 employees, of which 40 are manufacturing employees and 35 are non-manufacturing employees.

Six Months Ended July 3, 2004

Pre-2004 Initiated Reorganization of Business Programs

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

Manufacturing and Administrative Consolidations

There were no additional charges for the six months ended July 3, 2004. Accruals of $10 million established prior to 2004 were reversed for reserves to cover decommissioning costs which were no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

(8) Information by Segment

Summarized below are the Company’s segment net sales and operating earnings for the three and six months ended July 1, 2005 and July 3, 2004:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 3, 2004	July 1, 2005	July 3, 2004
Net Sales:
Transportation and Standard Products	$667	$646	$1,328	$1,284
Networking and Computing Systems	387	398	736	787
Wireless and Mobile Solutions	401	400	813	754
Other	17	17	37	32

Segment totals	$1,472	$1,461	$2,914	$2,857

Operating Earnings:
Transportation and Standard Products	$87	$60	$167	$101
Networking and Computing Systems	94	71	165	157
Wireless and Mobile Solutions	5	(43)	20	(115)
Other	(47)	(33)	(103)	27

Operating earnings	139	55	249	170
Total other income (expense)	(3)	(1)	(19)	16

Earnings before income taxes	$136	$54	$230	$186

Certain items are included in the Other segment category, which are not allocated to the three operating segments. These include reorganization of business charges (reversals) of $(2) million for the three months ended July 3, 2004, and $13 million and $(10) million for the six months ended July 1, 2005 and July 3, 2004, respectively. In addition, the Company has included separation expenses of $5 million and $41 million within the Other segment for the three months ended July 1, 2005 and July 3, 2004, respectively, and $10 million and $50 million for the six months ended July 1, 2005 and July 3, 2004, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for the three months and six months ended July 1, 2005 and July 3, 2004. This commentary should be read in conjunction with our condensed consolidated and combined financial statements and the notes in “Item 1: Financial Statements”, as well as our consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as expects, anticipates, plans, believes, estimates, will or words of similar meaning and include statements regarding the plans and expectations for the third quarter, the year and the future. These forward-looking statements are found at various places throughout this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described further in “Trends, Risks and Uncertainties” of our December 31, 2004 Annual Report on Form 10-K.

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

Our Business Groups. We operate our business through our three primary segments: the Transportation and Standard Products Group (“TSPG”), the Networking and Computing Systems Group (“NCSG”) and the Wireless and Mobile Solutions Group (“WMSG”). TSPG provides products for the automotive electronics, industrial and other markets. NCSG supplies products to the wired and wireless infrastructure and computing markets. WMSG provides products for wireless mobile devices. In addition to these three segments, we have an Other business segment that includes all of our other operations.

Revenues and Expenses. Our revenues are derived from the sale of our embedded processing and connectivity products and the licensing of our intellectual property. Our business segments include both product and intellectual property revenues associated with the activities of each of the respective segments.

We currently manufacture a substantial portion of our products internally at our seven wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value. For the purposes of segment reporting, cost of sales for each segment reflects standard costs, adjustments to inventory balances and valuation and an allocation of manufacturing variances incurred on a plant-by-plant basis. The primary user of each wafer fabrication facility is allocated the capacity and inefficiency variances for the facility. The exceptions to this are (1) our Austin, Texas technology and manufacturing center, for which manufacturing variances are divided among all our business segments based upon usage, and (2) start-up facilities such as the Crolles facility which are allocated to the Other segment. Assembly and final test costs are allocated to the business segments on an actual cost basis.

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As our utilization rate increases, there is operating leverage in our business as our fixed manufacturing costs are spread over increased output.

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

Our Challenges That Lie Ahead. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment, cellular handsets and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. Through our efforts to reduce and streamline our cost structure, we believe that we are becoming better equipped to respond to changes in market conditions and improve our financial performance.

During the second quarter of 2005, Apple Computer Inc. (“Apple”) announced its intention to migrate its personal computing architecture away from products that we supply. On an annualized basis, Apple currently represents approximately 3% of our net sales. We are evaluating the potential impact of this announcement and developing plans to manage this migration based on the information available at this time. Due to our current uncertainty about the implementation of Apple’s planned migration, we cannot accurately estimate the timing or full financial impact on our business at this time.

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

Second Quarter Highlights

Second quarter 2005 net sales increased 0.8% as compared to the second quarter of 2004 driven by a sales increase of $21 million in TSPG, partially offset by a decrease of $11 million in NCSG. Gross margins rose to 41.6% in the second quarter of 2005 compared to 38.4% in the second quarter of 2004 primarily due to continued operational efficiencies, reduced depreciation and further manufacturing cost reduction savings.

Net sales made to Motorola and to contract manufacturers that produce products for Motorola were 25% of our total net sales in the second quarter of 2005 compared to 28% in the second quarter of 2004. Net sales made directly to Motorola were 23% of our total net sales in the second quarter of 2005 and 21% in the second quarter of 2004.

The second quarter of 2005 included $5 million of separation expenses related to the separation from Motorola versus $41 million in the second quarter of 2004.

Results of Operations

(in millions, except per share data)

	Three Months Ended (Unaudited)
	July 1, 2005	% of Sales	July 1, 2004	% of Sales
Orders	$1,384	94.0%	$1,446	99.0%

Net sales	$1,472	100.0%	$1,461	100.0%
Costs of sales	860	58.4%	900	61.6%

Gross margin	612	41.6%	561	38.4%

Selling, general and administrative	202	13.7%	225	15.4%
Research and development	266	18.1%	242	16.5%
Reorganization of businesses	—	—%	(2)	(0.1)%
Separation expenses	5	0.4%	41	2.8%

Operating earnings	139	9.4%	55	3.8%

Other income (expense):
Interest expense, net	(1)	(0.1)%	—	—%
Gains on sales of investments and businesses, net	—	—%	—	—%
Other, net	(2)	(0.1)%	(1)	(0.1)%

Total other income (expense)	(3)	(0.2)%	(1)	(0.1)%

Earnings before income taxes	136	9.2%	54	3.7%
Income tax expense	14	0.9%	11	0.8%

Net earnings	$122	8.3%	$43	2.9%

Basic earnings per share	$0.30
Diluted earnings per share	$0.29

	Six Months Ended (Unaudited)
	July 1, 2005	% of Sales	July 1, 2004	% of Sales
Orders	$2,765	94.9%	$3,013	105.5%

Net sales	$2,914	100.0%	$2,857	100.0%
Costs of sales	1,722	59.1%	1,789	62.6%

Gross margin	1,192	40.9%	1,068	37.4%

Selling, general and administrative	393	13.5%	365	12.8%
Research and development	530	18.2%	492	17.2%
Reorganization of businesses	10	0.4%	(9)	(0.3)%
Separation expenses	10	0.3%	50	1.8%

Operating earnings	249	8.5%	170	5.9%

Other income (expense):
Interest expense, net	(7)	(0.2)%	(21)	(0.7)%
Gains on sales of investments and businesses, net	—	—%	41	1.4%
Other, net	(12)	(0.4)%	(4)	(0.1)%

Total other income (expense)	(19)	(0.6)%	16	0.6%

Earnings before income taxes	230	7.9%	186	6.5%
Income tax expense	23	0.8%	37	1.3%

Net earnings	$207	7.1%	$149	5.2%

Basic earnings per share	$0.51
Diluted earnings per share	$0.50

Three Months Ended July 1, 2005 Compared to Three Months Ended July 3, 2004

Net Sales

Net sales increased primarily due to an increase in sales within the TSPG operating segment, while net sales in NCSG decreased slightly and WMSG was relatively flat as compared to the prior year second quarter, despite the products shipped increasing in our WMSG operating segment. Orders decreased due to an increase in the sale of products with shorter lead times and lower orders in computing products. Intellectual property revenue increased to approximately 3% of net sales in the second quarter of 2005 as compared to 1% in the second quarter of 2004.

Gross Margin

The increase in gross margin was due primarily to reduced manufacturing costs resulting from a reduction in manufacturing headcount and a decrease in depreciation. In addition, manufacturing factory performance improved in the second quarter of 2005 versus the second quarter of 2004. We also reduced our external manufacturing costs by a shift to increased internal facility sourcing. These items were partially offset by a decrease in our utilization rate in the second quarter of 2005 as compared to the second quarter of 2004. Cost reductions of $7 million in the second quarter of 2005 resulted from the Reorganization of business activity announced in the fourth quarter of 2004.

Selling, General and Administrative

The decrease in selling, general and administrative expenses in the second quarter of 2005 was primarily driven by a decrease in employee-related expenses from reductions in headcount. In addition, the second quarter of 2004 included higher bonus expense. We had approximately $5 million in payroll cost reductions during the second quarter of 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004.

Research and Development

The increase was due to increased investment in research and development primarily in our WMSG and NCSG technologies in the second quarter of 2005 versus the prior year. Partially offsetting this increase was $5 million in payroll cost reductions in the second quarter of 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004.

Separation Expenses

Separation expenses in the current quarter were lower than the second quarter of 2004 by $36 million and will continue to decrease as we transition off of the remaining services provided by Motorola. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Net Interest Expense

Net interest expense in second quarter of 2005 included interest expense of $19 million, which was offset by interest income of $18 million. In the second quarter of the prior year, no interest income or expense was recorded as the interest expense historically allocated from Motorola prior to the Contribution was discontinued in the second quarter of 2004. Prior to the Contribution, Motorola allocated interest expense to the Company. Following the Contribution, the allocation of interest expense was discontinued as the Company secured borrowings from outside sources, including Motorola, until the IPO and concurrent debt offering, and incurred interest expense on such borrowings. On July 21, 2004, the Company completed the sale of $1.25 billion of senior unsecured debt.

Other

Other expenses are primarily made up of equity losses in income of non-consolidated investments in private companies accounted for as cost basis investments.

Income Taxes

Our effective tax rate was 10% for the second quarter of 2005, representing a $14 million net tax expense, compared to a 20% effective tax rate in the second quarter of 2004, representing an $11 million net tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (1) no tax expense being recorded on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

Six Months Ended July 1, 2005 Compared to Six Months Ended July 3, 2004

Net Sales

Our net sales were up 2% in the six months ended July 1, 2005, compared with the same period last year due to increases in TSPG and WMSG net sales partially offset by declines in NCSG. Our orders in the six months ended July 1, 2005 were down 8% from the six months ended July 3, 2004. Our orders were down due to lower required inventory replenishment levels by our networking customers, lower computing products orders, a slow adoption rate of 3G phones and a continuation of increasing volume of shipments with shorter lead times as compared to the prior year. The Company experienced an increase in volume of shipments in the six months ended July 1, 2005 of 9% versus the prior year primarily due to the WMSG operating segment. This impact was partially offset by lower average selling prices in the WMSG operating segment. Intellectual property revenue increased to approximately 3% of net sales in the first half of 2005 as compared to 2% in the first half of 2004.

Gross Margin

The increase in gross margin was due primarily to reduced manufacturing costs resulting from a reduction in manufacturing headcount and a decrease in depreciation. We also improved our manufacturing factory performance in the first half of 2005. This was partially offset by a decrease in our utilization rate in the first half of 2005 as compared to the first half of 2004. Payroll cost reductions of $13 million in the first half of 2005 resulted from the Reorganization of business activity announced in the first half of 2004.

Selling, General and Administrative

The increase in selling, general and administrative expenses was due primarily to the fact that the first quarter of 2004 selling, general and administrative expenses included a $54 million reversal of a provision originally accrued for the potential obligation to reimburse the Chinese government for various exemptions previously received on VAT and duty on imported materials. This increase was partially offset by approximately $9 million in cost reductions during six months ended July 1, 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004.

Research and Development

Our research and development expenses increased in the six months ended July 1, 2005, compared with the corresponding period in the prior year. The increase was due to increased investment in research and development due primarily to our WMSG and NCSG segments in the six months ended July 1, 2005 versus the prior year. In addition, there were $9 million in cost reductions in the six months ended July 1, 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004, which partially offset the increased spending.

Reorganization of Businesses

The reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004.

A new reorganization of business program was announced on October 19, 2004 to streamline operations and reduce selling, general and administrative expenses. As a result, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations related to employee separation costs. These actions are expected to generate $71 million in annualized net cost savings, $32 million of which is expected to be in Cost of sales and $39 million in Selling, general and administrative and Research and development expenses.

Reorganization of businesses reflected a recovery of $9 million in the first six months of 2004. The $9 million recovery resulted from the reversal of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities at closed facilities for less cost than originally estimated.

Separation Expenses

Separation expenses were $40 million lower in the six months ended July 1, 2005 compared to the six months ended July 3, 2004 and will continue to decrease as we transition off of the remaining services provided by Motorola. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Net Interest Expense

Net interest expense in the six months ended July 1, 2005 included interest expense of $39 million, which was offset by interest income of $32 million. Net interest expense in the six months ended July 3, 2004 included interest expense of $22 million, which was partially offset by interest income of $1 million. Prior to the Contribution in the second quarter of 2004, our interest expense represented the amount allocated from Motorola. This allocation was based on the relative historical percentage of our net assets included in Motorola’s consolidated financial statements, excluding debt.

Gains on Sales of Investments and Businesses

There were no net gains on sales of investments and businesses in the six months ended July 1, 2005, compared to $41 million in six months ended July 3, 2004. The net gain in the six months ended July 3, 2004 was primarily related to the sale of our SMIC stock.

Other

Other expenses increased $8 million primarily due to increased equity losses of non-consolidated investments in private companies and a slight increase in other than temporary impairment charges on investments accounted for on the cost basis.

Income Taxes

Our effective tax rate was 10% for the six months ended July 1, 2005, representing a $23 million net tax expense, compared to a 20% effective tax rate in the six months ended July 3, 2004, representing a $37 million net tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (1) no tax expense being recorded on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

Segment Information

Our orders, net sales, and operating results for our primary segments for the three and six months ended July 1, 2005 and July 3, 2004 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented approximately 71% of its sales in the three and six months ended July 1, 2005, which was up slightly from the respective periods in the prior year. In the second quarter of 2005, TSPG net sales represented 45% of our net sales compared to 44% in the second quarter of 2004. In the first six months of 2005, TSPG net sales represented 46% of our net sales compared to 45% in the first six months of 2004.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2005	July 3, 2004	% Change	July 1, 2005	July 3, 2004	% Change
Orders	$643	$671	(4)%	$1,290	$1,346	(4)%
Segment net sales	667	646	3%	1,328	1,284	3%
Operating earnings	87	60	45%	167	101	65%

Three months ended July 1, 2005 compared to three months ended July 3, 2004

Net sales grew primarily as a result of increased automotive market shipments. The decrease in orders was due to a reduction in lead times from our customers as they book closer to ship dates. The increase in operating earnings was partially due to increased sales and primarily due to lower manufacturing costs and improved factory performance.

Six months ended July 1, 2005 compared to six months ended July 3, 2004

Net sales grew primarily as a result of increased automotive market shipments. The decrease in orders was primarily due to a reduction in lead times from our customers as they book closer to ship dates. The increase in operating earnings was partially due to increased sales and primarily due to lower manufacturing costs and improved factory performance.

Networking and Computing Systems Group

NCSG designs, manufactures and markets embedded processors and related connectivity products for the wired and wireless networking and computing markets. NCSG offers semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. In the second quarter of 2005, NCSG net sales represented 26% of our net sales, compared to 27% in the second quarter of 2004. In the first six months of 2005, NCSG net sales represented 25% of our net sales, compared to 28% in the first six months of 2004.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2005	July 3, 2004	% Change	July 1, 2005	July 3, 2004	% Change
Orders	$354	$410	(14)%	$741	$878	(16)%
Segment net sales	387	398	(3)%	736	787	(6)%
Operating earnings	94	71	32%	165	157	5%

Three months ended July 1, 2005 compared to three months ended July 3, 2004

The decrease in net sales was primarily due to a slight decrease in volume of products shipped. Order decline was principally driven by reduced computing products orders in the current period and lower required inventory replenishment levels required by our customers as compared to the corresponding period in the prior year. The increase in operating earnings was primarily due to favorable product sales mix, improved manufacturing factory performance and lower manufacturing costs.

Six months ended July 1, 2005 compared to six months ended July 3, 2004

The decrease in net sales was due to lower volumes of products shipped. Order decreases due to reduced computing products orders and a continuing trend of lower inventory replenishment levels required by our customers as compared to the corresponding period in the prior year. The increase in operating earnings was primarily due to favorable product sales mix, improved manufacturing factory performance and lower manufacturing costs.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the second quarter and the first six months of 2005, approximately 68% and 71%, respectively, of WMSG Segment net sales were to Motorola on an end customer basis. This percentage sales figure includes sales made directly to Motorola and sales made to contract manufacturers that produce products for Motorola. In the second quarter of 2005 and 2004, WMSG net sales represented 27% of our net sales. In the first six months of 2005, WMSG net sales represented 28% of our net sales, compared to 26% in the first six months of 2004.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2005	July 3, 2004	% Change	July 1, 2005	July 3, 2004	% Change
Orders	$367	$349	5%	$697	$754	(8)%
Segment net sales	401	400	0%	813	754	8%
Operating earnings (loss)	5	(43)	***	20	(115)	***

***	Percent change not meaningful

Three months ended July 1, 2005 compared to three months ended July 3, 2004

The increase in net sales was due to higher unit shipments almost entirely offset by shifts in product sales mix. The improvement in operating earnings was primarily due to increased volumes of products shipped, manufacturing yield improvement and lower manufacturing costs due to shifting production from external facilities to internal facilities.

Six months ended July 1, 2005 compared to six months ended July 3, 2004

The increase in net sales was due to an increase in product shipments primarily to customers in the wireless market, particularly to our largest customer, Motorola. The improvement in operating earnings was primarily due to increased volumes of products shipped, improved manufacturing yield and lower manufacturing costs.

Other

Other includes sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up, including our 300 mm facility in Crolles, France. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. For all periods presented, other net sales represented 1% of our consolidated net sales.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 1, 2005	July 3, 2004	% Change	July 1, 2005	July 3, 2004	% Change
Orders	$20	$16	25%	$37	$35	6%
Segment net sales	17	17	—	37	32	16%
Operating earnings (loss)	(47)	(33)	(42)%	(103)	27	***

***	Percent not meaningful

Three months ended July 1, 2005 compared to three months ended July 3, 2004

The increase in operating loss was due to activities related to factories in start-up phase, additional corporate governance costs and other expenses not attributable to any one of our segments.

Six months ended July 1, 2005 compared to six months ended July 3, 2004

Other operating loss in the first six months of 2005 increased over the same period in the prior year due primarily to a $54 million reversal in the first quarter of 2004 of a provision originally accrued for the potential obligation to reimburse the Chinese government for various exemptions previously received on value added tax and duty on imported materials. In addition, we incurred increased costs related to factories in start-up phase. We also recorded $13 million of net reorganization of business charges in the first six months of 2005 versus reversals of $10 million in the first six months of 2004.

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

Six Months Ended July 1, 2005

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to further reduce costs through an employee separation program. As a result, during the six months ended July 1, 2005, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying statements of operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to July 1, 2005.

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at July 1, 2005
U.S. manufacturing	$17	$1	$—	$—	$—	$(10)	$8
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(8)	2
General and administrative/Research and development	42	—	11	—	(1)	(40)	12

Total	$70	$3	$11	$—	$(1)	$(61)	$22

Related headcount	460	170	60	—	—	(615)	75

At January 1, 2005, we had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the six months ended July 1, 2005, 615 employees were separated from the Company. The $61 million used in the six months ended July 1, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 390 are manufacturing employees and 225 are non-manufacturing employees, an additional $8 million will be paid in the third quarter of 2005. The remaining $14 million will be paid for healthcare costs and severance related to previously terminated employees and for severance relating to the remaining 75 employees, of which 40 are manufacturing employees and 35 are non-manufacturing employees.

Six Months Ended July 3, 2004

Pre-2004 Initiated Reorganization of Business Programs

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

Manufacturing and Administrative Consolidations

There were no additional charges for the six months ended July 3, 2004. Accruals of $10 million established prior to 2004 were reversed for reserves to cover decommissioning costs which were no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Liquidity and Capital Resources

At July 1, 2005, our total cash and cash equivalents and short-term investments aggregated approximately $2.6 billion, an increase of approximately $200 million from approximately $2.4 billion at December 31, 2004. Prior to the Contribution, we utilized Motorola’s worldwide cash management system in which cash accounts were principally swept on a daily basis to finance operations with activity between our company and Motorola reflected as business equity transactions in owner’s net investment in our combined balance sheets until the Contribution. After the Contribution, we began managing our own cash balances on a world-wide basis. On July 1, 2005, $1.9 billion of this amount was held in the United States and $0.7 billion was held in other countries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

In the first six months of 2005, we generated positive cash flow from operations of $426 million, compared to $579 million in the first six months of 2004. Our positive cash flow from operations in the first six months of 2005 was driven by Net income of $207 million, depreciation and amortization and a decrease in inventory. Partially offsetting these items was a decrease of $210 million in Accounts payable and Accrued liabilities.

Our net Accounts receivable were $657 million at July 1, 2005, compared to $636 million at December 31, 2004. Our days sales outstanding were 35 days as of July 1, 2005, compared to 30 days outstanding as of December 31, 2004. The increase to net Accounts receivable as of July 1, 2005 was due to increased sales during June 2005 versus December 2004, which contributed $93 million, which was partially offset by a decrease in receivables due from Motorola in connection with the Distribution of $72 million.

Our Inventory decreased $71 million from December 31, 2004 to July 1, 2005. Our days of inventory on hand were 70 as of July 1, 2005, and 76 as of December 31, 2004.

Our accounts payable were $411 million as of July 1, 2005, compared to $474 million at December 31, 2004. Accounts payable to Motorola were $19 million and $59 million as of July 1, 2005 and December 31, 2004, respectively.

Investing Activities

Our net cash used for investing activities was $568 million and $188 million in the first six months of 2005 and 2004, respectively. Our investing activities are driven by investing our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses.

In the six months ended July 1, 2005, we invested an additional $301 million in excess cash from operations and borrowings into a money market fund classified as Short term investments on our balance sheet. Our capital expenditures were $230 million in both the first six months of 2005 and 2004. Our capital expenditures as a percentage of net sales were 7.9% in the first six months of 2005 and 8.1% in the first six months of 2004.

Cash used for strategic acquisitions and new investment activities was $25 million in the first six months of 2005 and $41 million during the first six months of 2004. The use in 2005 was primarily due to the acquisition of certain assets of PrairieComm, Inc., consisting primarily of intellectual property and licenses. Our expenditures in the first six months of 2004 included the transfer of $30 million of cash to SMIC in connection with the sale of our wafer fabrication facility in China.

We received cash proceeds from dispositions of investments and businesses of $9 million in the first six months of 2005 and $100 million in the first six months of 2004. The 2004 proceeds were generated from the sale of our SMIC stock.

Financing Activities

Our net cash generated by financing activities in the first six months of 2005 was $36 million resulting primarily from the proceeds from the exercise of stock options. This compared to our net cash provided by financing activities of $237 million in the first six months of 2004.

The change in financing activities is due to the fact that, prior to the Contribution, we financed our operations principally through Motorola, and we participated in Motorola’s worldwide, centralized approach to cash management. The types of activities flowing through the cash management system were cash deposits from our business which were transferred to Motorola’s bank account on a regular basis, cash borrowings from Motorola used to fund operations, capital expenditures or acquisitions, charges (benefits) for income taxes and allocations of corporate expenses. Net transfers of $170 million were provided to Motorola, and we borrowed $428 million from Motorola in the first six months of 2004.

We reclassified $2.0 billion of our cash and cash equivalents balance held in the money market fund from cash and cash equivalents to short term investments as of December 31, 2004. As the Company and its subsidiaries own 100% of the outstanding shares of the fund, we believe the correct classification is Short-term investments. Due to the covenants governing our debt offering including limitations on the type and maturity of short term investments, we modified the cash and cash equivalent definition in order to enhance our return on Short-term investments. Through bond holder approval, the cash and cash equivalent definition in the indenture has been amended to allow greater flexibility regarding the types and maturities of the instruments that qualify as a permitted investment.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service. We believe that our current net cash balance of approximately $1.3 billion (total cash, cash equivalents and short-term investments less total debt) plus cash flows from operations will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt.

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

Our ability to make payments to fund working capital, capital expenditures, debt service and strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We experienced no significant changes in market risk during the first six months of 2005. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have an affect on our consolidated financial position, results of operations or cash flows.

Item 4: Controls and Procedures.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1: Legal Proceedings.

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

Our intellectual property litigation matter against Micron Technology has been resolved. On January 8, 2004, Motorola filed a complaint asserting infringement of ten patents against Micron Technology in the United States District Court for the Western District of Texas, Austin Division, seeking, among other remedies, unspecified monetary damages and injunctive relief. Those patents were assigned to the Company, and the Company was added to the lawsuit. On March 15, 2004, Micron Technology answered and counterclaimed by asserting 17 patents against Motorola, and by seeking, among other remedies, unspecified monetary damages and injunctive relief. On March 30, 2004, Micron Technology filed a separate patent infringement suit asserting infringement of seven other patents against Motorola in a different federal court, the United States District Court for the Western District of Wisconsin, again seeking, among other remedies, unspecified monetary damages and injunctive relief. Motorola answered the complaint and counterclaimed by accusing Micron Technology of infringing five of the same patents that are the subject of the Texas lawsuit seeking, among other remedies, unspecified monetary damages and injunctive relief. On June 10, 2004, the court in the Wisconsin case ordered that the Wisconsin case be transferred to the United States District Court for the Western District of Texas, and that action was consolidated with the Austin case. Under our agreements with Motorola, the Company had defense and indemnity obligations to Motorola for the Austin case. On June 20, 2005, the case was dismissed with prejudice as to Freescale and Micron, and dismissed without prejudice as to Motorola.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information with respect to acquisitions by the Company of shares of its Class A common stock during the six months ended July 1, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
1/1/05 to 1/28/05	—	—	—	—
1/29/05 to 2/25/05	—	—	—	—
2/26/05 to 4/1/05	—	—	—	—
4/2/05 to 4/29/05	—	—	—	—
4/30/05 to 5/27/05	32,045	$19.54	—	—
5/28/05 to 7/1/05	—	—	—	—

Total	32,045	$19.54	—	—

(1)	The transaction involved the delivery to the Company of shares of Freescale Class A common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to a Company employee under the Company’s equity compensation plans.

Item 3: Defaults Upon Senior Securities.

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

At Freescale Semiconductor, Inc.’s Annual Stockholders’ Meeting on April 29, 2005, stockholders elected each of the director nominees, approved certain amendments to our Amended and Restated Certificate of Incorporation, approved certain amendments to our Amended and Restated By-Laws, approved our Omnibus Incentive Plan of 2005, and ratified the appointment of the independent registered public accounting firm as our auditors.

	Number of Shares
	Voted For	Withheld
1. To elect two members of the board of directors to serve until the 2008 Annual Meeting.
H. Raymond Bingham	1,256,420,801	68,655,540
Stephen P. Kaufman	1,256,788,918	68,287,423

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non- Votes
2. To approve amendments to our Amended and Restated Certificate of Incorporation.	1,061,371,965	4,130,675	13,116,373	246,457,328
3. To approve amendments to our Amended and Restated By-Laws.	1,060,658,007	4,635,403	13,325,603	246,457,328
4. To approve our Omnibus Incentive Plan of 2005.	722,598,352	342,527,044	13,487,547	246,463,398
5. To ratify the appointment of the independent registered public accounting firm of KPMG LLP as our independent auditors for fiscal 2005.	1,309,387,530	3,579,094	12,109,716	N/A

Under Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the votes cast was required to pass each of Proposals 2-4. In addition, to approve certain of the amendments in proposals 2 and 3, our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws require the affirmative vote of the holders of at least 80% of the total voting power of our common stock outstanding and entitled to vote at our annual meeting, which we did not obtain. On May 4, 2005, we filed copies of the Second Amended and Restated Certificate of Incorporation and the Seconded Amended and Restated By-Laws (which reflect the approved amendments) as exhibits to a Current Report on Form 8-K. A description of all amendments, including those that required 80% approval, is set forth in our Proxy filed on March 21, 2005.

In addition, significantly fewer shares voted on each of Proposals 2-4 than voted on Proposal 1, the election of directors, and Proposal 5, the ratification of the selection of the Company’s auditors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 2-4, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

Item 5: Other Information.

Not applicable.

Item 6: Exhibits

3.1	Second Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2005.

3.2	Second Amended and Restated By-Laws incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 4, 2005.

31.1	Certification of Michel Mayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michel Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: August 1, 2005	By:	/s/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)