Form 10-Q
period 2005-09-30
FREESCALE SEMICONDUCTOR INC
filed 2005-10-28
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 14, 2005:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	140,416,001
Class B Common Stock; $.01 Par Value	269,978,659

INDEX

		Page
Part I Financial Information

Item 1	Financial Statements:
	Condensed Consolidated and Combined Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2005 and October 2, 2004	3
	Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	4
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and October 2, 2004	5
	Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29

Part II Other Information

Item 1	Legal Proceedings	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4	Submission of Matters to a Vote of Security Holders	31
Item 5	Other Information	31
Item 6	Exhibits	32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 2, 2004	September 30, 2005	October 2, 2004
Net sales	$1,450	$1,430	$4,364	$4,287
Cost of sales	822	872	2,544	2,661

Gross margin	628	558	1,820	1,626

Selling, general and administrative	201	230	594	595
Research and development	274	229	804	721
Reorganization of businesses and other	—	(1)	10	(10)
Separation expenses	—	19	10	69

Operating earnings	153	81	402	251

Other income (expense):
Interest expense, net	—	(5)	(7)	(26)
Gains on sales of investments and businesses, net	26	—	26	41
Other, net	(1)	(5)	(13)	(9)

Total other income (expense)	25	(10)	6	6

Earnings before income taxes	178	71	408	257
Income tax expense	14	14	37	51

Net earnings	$164	$57	$371	$206

Net earnings per common share:
Basic	$0.40	$0.15	$0.92	$1.60
Diluted	$0.38	$0.15	$0.88	$1.57
Weighted average common shares outstanding:
Basic	408	384	404	129
Diluted	428	390	421	131

Pro forma net earnings per common share:
Basic				$0.66
Diluted				$0.65
Pro forma weighted average common shares outstanding:
Basic				313
Diluted				315

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$299	$382
Short-term investments	1,186	1,992
Accounts receivable, net of allowance for doubtful accounts of $13 and $4 at September 30, 2005 and December 31, 2004, respectively	687	636
Inventories:
Work in process and raw materials	452	502
Finished goods	185	240

Total inventories	637	742

Deferred income taxes	23	26
Other current assets	169	183
Assets held for sale	42	45

Total current assets	3,043	4,006

Property, plant and equipment, net	2,006	2,207
Investments	1,413	31
Goodwill	242	222
Other assets, net	175	167

Total assets	$6,879	$6,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$2	$2
Accounts payable	429	474
Accrued liabilities and other	583	669

Total current liabilities	1,014	1,145

Long-term debt	1,251	1,269
Deferred income taxes	28	26
Other liabilities	237	257

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 140 and 131 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding at September 30, 2005 and December 31, 2004	3	3
Additional paid-in capital	3,922	3,800
Retained earnings	444	73
Accumulated other comprehensive earnings (loss)	(12)	59
Less: Treasury stock	(9)	—

Total stockholders’ equity	4,349	3,936

Total liabilities and stockholders’ equity	$6,879	$6,633

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	September 30, 2005	October 2, 2004
Cash flows from operating activities:
Net earnings	$371	$206
Depreciation and amortization	528	597
Net expenses paid by Motorola	—	21
Charges (reversals) for reorganization of businesses	13	(11)
Stock-based compensation	28	6
Gain on sales of investments and businesses, net	(26)	(41)
Loss on sales of marketable securities	1	—
Deferred income taxes	—	23
Other non-cash items	14	(13)
Change in operating assets and liabilities, net of effects of acquisitions, dispositions, Contribution and Distribution:
Accounts receivable, net	(58)	(272)
Inventories	101	(19)
Other current assets	(17)	36
Accounts payable and accrued liabilities	(119)	386
Other operating assets and liabilities	(23)	(4)

Net cash provided by operating activities	813	915

Cash flows from investing activities:
Capital expenditures	(344)	(372)
Acquisitions and strategic investments, net of cash acquired	(45)	(41)
Proceeds from sale of strategic investments and businesses	43	100
Sales and maturities of marketable securities	883	—
Purchases of marketable securities	(2,284)	—
Sales and purchases of short-term investments, net	806	—
Proceeds from sale of property, plant and equipment and assets held for sale	11	37
Payments for other assets	(43)	(61)

Net cash used for investing activities	(973)	(337)

Cash flows from financing activities:
Proceeds from stock option exercises	94	—
Debt modification costs	(2)	—
Debt issuance proceeds, net of debt issuance costs	—	1,218
IPO proceeds, net of IPO offering costs	—	1,616
Repayment of short-term borrowings	—	(20)
Repayment of long-term debt	—	(7)
Net transfers to Motorola	—	(170)
Borrowings from Motorola	—	428
Repayments to Motorola	—	(428)
Distributions to Motorola	—	(1,127)

Net cash provided by financing activities	92	1,510

Effect of exchange rate changes on cash and cash equivalents	(15)	(2)

Net (decrease) increase in cash and cash equivalents	(83)	2,086
Cash and cash equivalents, beginning of period	382	87

Cash and cash equivalents, end of period	$299	$2,173

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

Freescale Semiconductor, Inc. (“Freescale Semiconductor”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all the assets and liabilities of its semiconductor business to Freescale Semiconductor (the “Contribution”) and an initial public offering (“IPO”) of Freescale Semiconductor Class A common stock. Freescale Semiconductor completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, Freescale Semiconductor was a wholly owned subsidiary of Motorola. All shares of Freescale Semiconductor Class B common stock were held by Motorola until Motorola distributed its remaining ownership interest by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”). We refer to Freescale Semiconductor and its combined predecessor companies and businesses as the “Company”, “we”, “us” or “our” unless the context otherwise requires.

The condensed combined financial statements for the nine months ended October 2, 2004, included herein, include amounts prior to the Contribution that have been derived from the consolidated financial statements and accounting records of Motorola, principally representing Motorola’s Semiconductor Products Segment, using the historical results of operations, and historical basis of assets and liabilities of the semiconductor businesses. Management believes the assumptions underlying the condensed combined financial statements for the nine months ended October 2, 2004 are reasonable. However, the combined financial statements for the nine months ended October 2, 2004 do not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

The Company and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. Transactions between the Company and Motorola have been identified in Note 2.

The accompanying condensed financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and October 2, 2004 are unaudited, with the December 31, 2004 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

After the first quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing services from Motorola under the terms of a transition services agreement. Under the terms of that transition services agreement, the Company also receives compensation for services provided to Motorola in certain locations. The Company charged Motorola $7 million for these services for the three months ended October 2, 2004, and $4 million and $13 million for the nine months ended September 30, 2005 and October 2, 2004, respectively. These amounts were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development. As of July 2, 2005, the Company has ended virtually all transition services with Motorola. Any continuing or new agreements have been negotiated on an arms-length basis as with any other vendor and will no longer be reported as transition services.

The following table presents the expense allocations reflected in the accompanying Statements of Operations and expenses incurred under the transition services agreement:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 2, 2004	September 30, 2005	October 2, 2004
Expense allocations:
General corporate expenses	$—	$—	$—	$36
Basic research	—	—	—	10
Employee benefits and incentives	—	—	—	63
Interest expense	—	—	—	20
Expenses under the transition services agreement:
General corporate expenses	—	48	8	92
Employee benefits and incentives	—	33	—	82

	$—	$81	$8	$303

The Company and Motorola considered these general corporate expenses, basic research and employee benefits and incentives allocations to be a reasonable reflection of the utilization of services provided during the nine months ended October 2, 2004.

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

Other Income (Expense)

The following table displays the amounts comprising Interest expense, net and Other, net included in Other income (expense) in the accompanying Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 2, 2004	September 30, 2005	October 2, 2004
Interest expense, net:
Interest expense	$(22)	$(13)	$(61)	$(35)
Interest income	22	8	54	9

	$—	$(5)	$(7)	$(26)

Other:
Investment impairments	$—	$(1)	$(6)	$(5)
Equity losses of non-consolidated investments	(2)	(3)	(7)	(1)
Net foreign currency losses	1	(1)	—	(3)

	$(1)	$(5)	$(13)	$(9)

Prior to the Contribution, Motorola allocated interest expense to the Company. Following the Contribution, the allocation of interest expense was discontinued as the Company secured borrowings from outside sources, including Motorola, and paid interest expense on those borrowings until July 21, 2004, when the Company completed the IPO and the sale of $1.25 billion of senior unsecured debt.

In September 2005 the Company sold the assets related to its timing solutions business resulting in a gain of $26 million for the three and nine months ended September 30, 2005. The assets sold consisted of inventory, fixed assets, rights under certain patents related to the timing solutions product line and certain other contractual rights.

Earnings Per Share

The Company calculates its earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company. For the three months and nine months ended September 30, 2005, options to purchase approximately 1 million shares of Company Class A common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common stock, and therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 2, 2004	September 30, 2005	October 2, 2004
Weighted average common shares outstanding	408	384	404	129
Dilutive potential common stock	20	6	17	2

Dilutive weighted average common shares outstanding	428	390	421	131

As a result of the IPO, partial over-allotment exercise, employee option exercises and the vesting of employee restricted stock units, the Company now has a total of approximately 410 million shares of common stock outstanding, including 140 million Class A and 270 million Class B shares. The Class A and Class B shares generally have identical rights except that the holders of Class B common stock have five votes per share and the holders of Class A common stock have one vote per share.

Prior to the completion of the IPO, the Company had approximately 278 million shares of Class B common stock outstanding as a result of the Contribution. The Company has presented pro forma basic and diluted earnings per share amounts for the nine months ended October 2, 2004 as if the Contribution had occurred on January 1, 2004.

Balance Sheet and Other Supplemental Information

Cash and Cash Equivalents

The Company considers all highly liquid investments, not considered Short-term investments or Marketable securities, purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

We have approximately $1.2 billion and $2.0 billion as of September 30, 2005 and December 31, 2004, respectively, invested in a money market fund portfolio of a wholly owned subsidiary of the Company. The money market fund provides the Company and its subsidiaries a mechanism to manage its free cash flow on a global basis. The money market fund does not have investments in related parties of the Company or its subsidiaries.

The money market fund portfolio includes investments in high quality (rated at least A/ A-2 by S&P or A3/ P-2 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The underlying weighted average maturity of the investments was approximately 80 days at September 30, 2005 and approximately 50 days at December 31, 2004. The Company values investments in the money market fund using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. As the Company and its subsidiaries own 100% of the outstanding interests of the fund, we believe the correct classification of the money market fund is Short-term investments.

Property, Plant and Equipment

Depreciation expense was $149 million and $182 million for the three months ended September 30, 2005 and October 2, 2004, respectively, and $477 million and $554 million for the nine months ended September 30, 2005 and October 2, 2004, respectively. Accumulated depreciation was $1.0 billion and $551 million at September 30, 2005 and December 31, 2004, respectively.

Assets Held for Sale

Assets held for sale were $42 million and $45 million at September 30, 2005 and December 31, 2004, respectively. The assets held for sale at September 30, 2005 primarily consist of property in West Creek, Virginia, and a facility in Austin, Texas.

The total net gains from the disposal of assets, including assets held for sale, were $4 million and $16 million for the three and nine months ended October 2, 2004, respectively. These net gains are included in Operating earnings in the accompanying Statements of Operations.

The assets sold in 2004 include $260 million related to building, machinery and equipment of a wafer fabrication facility in Tianjin, China that was sold in the first quarter of 2004 to SMIC. The Company transferred assets, entered into a cross-patent license agreement, paid $30 million in cash and received Series D convertible preference shares in SMIC and warrants valued at $321 million, resulting in a net gain of $6 million. Consideration received for the cross-patent license agreement will be amortized over the five year term of the agreement. The SMIC Series D convertible preferred shares were converted into common stock upon SMIC’s initial public offering and a portion were sold by the Company The remaining SMIC common stock was not among the net assets contributed to the Company by Motorola. During the nine months ended October 2, 2004, the Company also sold a facility in South Queensferry, Scotland, a building in Austin, Texas, a building and property in Mesa, Arizona, and excess manufacturing equipment.

Investments

Investments consist of Marketable securities and Strategic investments. Marketable securities consist primarily of debt securities held in connection with the Company’s investment program. Strategic investments consist primarily of equity securities and investments in partnerships related to our strategic business initiatives.

	September 30, 2005	December 31, 2004
Marketable securities	$1,397	$—
Strategic investments	16	31

	$1,413	$31

Marketable Securities

Investments in Marketable securities are considered to be available-for-sale and are stated at fair value, which is based on market quotes where available or estimates by investment advisors or management, as appropriate. Adjustments to fair value of these investments are recorded as an increase or decrease in accumulated other comprehensive earnings (loss) within stockholders’ equity, except where losses are considered to be other-than-temporary, in which case the losses are recorded as a reduction to Interest income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method and the amortization is included in Interest income. Realized gains and losses and interest and dividends on debt securities are also included in Interest income. The cost of securities is based upon the specific identification method.

The following is a summary of our Marketable securities at September 30, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency	$392	$—	$(1)	$391
Corporate debt	304	—	(2)	302
Mortgage and asset-backed	495	1	(2)	494
Other	210	—	—	210

	$1,401	$1	$(5)	$1,397

The average effective maturity of the Marketable securities is 1.6 years. The amortized cost and estimated fair value of the Company’s available-for-sale debt securities as of September 30, 2005, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	319	319
Due after one year through two years	329	328
Due after two years through five years	375	372
Due after five years	378	378

	$1,401	$1,397

The Company recorded losses of $1 million on sales of Marketable securities during the three and nine months ended September 30, 2005. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in other comprehensive income was a net loss of $4 million as of September 30, 2005.

Strategic Investments

Strategic investments consist of the following:

	September 30, 2005	December 31, 2004
Available-for-sale securities:
Cost basis	$1	$1
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	1	1
Other securities, cost	12	24
Equity method investments	3	6

	$16	$31

On March 11, 2004, all of the Company’s Series D convertible preference shares in SMIC were converted to 1.7 billion shares of common stock in connection with the IPO of SMIC. The Company sold 297 million shares of SMIC common stock in the IPO for $100 million in net proceeds, resulting in a $41 million gain. Warrants held by the Company for SMIC stock expired unexercised at the date of the IPO. The remaining SMIC common stock and certain other investments, with carrying values of $464 million, were historically part of the semiconductor operations, but were not among the net assets contributed to the Company by Motorola.

The Company recorded investment impairment charges of $6 million and $5 million for the nine months ended September 30, 2005 and October 2, 2004, respectively. These impairment charges represent other-than-temporary declines in the value of investments within the Company’s investment portfolio and are included in Other income (expense) in the accompanying Statements of Operations.

Comprehensive Earnings

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 2, 2004	September 30, 2005	October 2, 2004
Net earnings	$164	$57	$371	$206
Net change in unrealized gain / (loss) on available-for-sale investments	(4)	—	(4)	104
Net change in cumulative translation adjustments	(8)	2	(67)	14

Total comprehensive earnings	$152	$59	$300	$324

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

Prior to the Distribution, compensation expense, if any, relating to Motorola options and restricted stock units held by Company employees was allocated by Motorola on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by the Company’s employees were converted to options to acquire Class A common stock of the Company. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and allowed for the fair value of the grant before and after the conversion to be maintained. As a result, under this formula, using the average closing prices at the Distribution

Date of Motorola and the Company’s shares of stock, the Company issued a total of approximately 23 million unvested options to purchase Class A common stock of the Company at an average exercise price of $9.91. These new issuances will maintain the original fair value calculated at their original grant date from Motorola and any related compensation expense will continue to be recognized over the remaining employee service period.

All unvested Motorola restricted stock units held by the Company’s employees on the date of Distribution were cancelled and reissued as restricted stock units for Class A common stock of the Company. The Company issued a total of approximately 350 thousand restricted stock units at the Distribution Date with a compensation cost of $17.93 per unit. The compensation expense related to these reissued restricted stock units will continue to be recognized over the remaining employee service period.

The Company recorded $9 million of treasury stock as of September 30, 2005 related to the withholding of shares of the Company’s Class A common stock used to satisfy employee tax obligations in connection with the vesting of employee restricted stock units.

The Company has evaluated the pro forma effects of using the fair-value-based method of accounting and as such, net earnings, basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 2, 2004	September 30, 2005	October 2, 2004
Net earnings:
Net earnings, as reported	$164	$57	$371	$206
Plus: Stock-based employee compensation expense included in reported net earnings, net of tax	12	5	26	5
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax	(29)	(21)	(78)	(52)

Net earnings, pro forma	$147	$41	$319	$159

Basic earnings per common share:
As reported	$0.40	$0.15	$0.92	$1.60
Pro forma	$0.36	$0.11	$0.79	$1.23

Diluted pro forma earnings per common share:
As reported	$0.38	$0.15	$0.88	$1.57
Pro forma	$0.34	$0.11	$0.76	$1.21

As a result of the issuance of a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation, the Company will be required, beginning in the first quarter of 2006, to begin expensing the stock compensation related to share based payments instead of the disclosure only requirement shown above.

(5) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of the end of the third quarter, the estimated annualized effective tax rate for 2005 is 9%. This is a change from 10% as of July 1, 2005, and the impact of this change in estimate was approximately a $4 million reduction to income tax expense for the three months ended September 30, 2005.

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

(6) Commitments and Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, the Company agreed to indemnify Motorola for these liabilities. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. Due to the uncertain nature, the actual costs that will be incurred will differ from the amounts accrued, perhaps significantly.

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

Other Contingencies

In the ordinary course of business, the Company regularly executes contracts that contain customary indemnification provisions. Additionally, the Company executes other contracts considered outside the ordinary course of business which contain indemnification provisions. Examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of duration, typically not in excess of 24 months, and/or amounts not in excess of the contract value, and in some instances the Company may have recourse against third parties for certain payments made by the Company.

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At September 30, 2005, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $5 million. At September 30, 2005, the Company had accrued $4 million to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at September 30, 2005, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(7) Reorganization of Businesses and Other

The Company has implemented a series of plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to reduce costs and simplify its product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004. During the third quarter of 2004, the Company announced further plans to streamline its operations and reduce selling, general and administrative expenses. In addition, during the third quarter of 2005 the Company initiated actions to reorganize certain operations as a result of a customer decision to discontinue utilizing certain products provided by the Company, as described below.

Nine Months Ended September 30, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, during the three and nine months ended September 30, 2005, the Company recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under Reorganization of businesses and other in the accompanying Statements of Operations.

In the third quarter of 2005, the Company entered into an agreement with the customer to settle all potential claims by the Company related to the customer’s decision to discontinue utilizing certain products provided by the Company. There are no continuing obligations of the Company under the agreement. The Company was paid $17 million, which was recorded during the three and nine months ended September 30, 2005 under Reorganization of businesses and other in the accompanying Statements of Operations.

Three Months Ended September 30, 2005
Employee severance	$16
Asset impairment and other exit costs	1
Settlement of claims related to customer action	(17)

$—

The following table displays a roll-forward from January 1, 2005 to September 30, 2005 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at September 30, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$—	$—	$16	$—	$—	$—	$16

Related headcount	—	—	350	—	—	—	350

The Company will pay $5 million of the separation costs in the fourth quarter of 2005, with the remaining $11 million to be paid in the first six months of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to reduce costs through an employee separation program. As a result, during the nine months ended September 30, 2005, the Company recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to September 30, 2005 of the accruals established related to the 2004 employee separation program discussed above.

Employee Separation Costs	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at September 30, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$—	$—	$(13)	$5
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative / Research and development	42	—	11	—	(1)	(47)	5

Total	$70	$3	$11	$—	$(1)	$(73)	$10

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the nine months ended September 30, 2005, 690 employees were separated from the Company. The $73 million used in the nine months ended September 30, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 430 are manufacturing employees and 260 are non-manufacturing employees, an additional $3 million will be paid in the fourth quarter of 2005. The remaining $7 million will be paid for healthcare costs and severance related to previously terminated employees.

Nine Months Ended October 2, 2004

Pre-2004 Initiated Reorganization of Business Programs

For the nine months ended October 2, 2004, the Company recorded net reversals of $11 million; of which $1 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying Statements of Operations. The aggregate $11 million net reversal is comprised of the following:

	Exit Costs (Reversals)	Employee Separations (Reversals)	Decommissioning reversals	Total
Manufacturing and administrative consolidations	$—	$(4)	$(7)	$(11)

Manufacturing and Administrative Consolidations

There were no additional charges for the nine months ended October 2, 2004. Accruals of $11 million established prior to 2004 were reversed for reserves to cover decommissioning costs which were no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

(8) Information by Segment

Summarized below are the Company’s segment net sales and operating earnings for the three and nine months ended September 30, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 2, 2004	September 30, 2005	October 2, 2004
Net Sales:
Transportation and Standard Products	$637	$650	$1,965	$1,934
Networking and Computing Systems	360	361	1,096	1,148
Wireless and Mobile Solutions	438	404	1,251	1,158
Other	15	15	52	47

Segment totals	$1,450	$1,430	$4,364	$4,287

Operating Earnings:
Transportation and Standard Products	$70	$74	$237	$175
Networking and Computing Systems	76	58	241	215
Wireless and Mobile Solutions	31	(9)	51	(124)
Other	(24)	(42)	(127)	(15)

Segment totals	153	81	402	251

Total other income (expense)	25	(10)	6	6

Earnings before income taxes	$178	$71	$408	$257

Certain items are included in the Other segment category, which are not allocated to the three operating segments. These include reorganization of business charges (reversals) of $(1) million for the three months ended October 2, 2004, and $10 million and $(11) million for the nine months ended September 30, 2005 and October 2, 2004, respectively. In addition, the Company has included Separation expenses of $19 million within the Other segment for the three months ended October 2, 2004, and $10 million and $69 million for the nine months ended September 30, 2005 and October 2, 2004, respectively. For the periods presented, one customer, Motorola, represented 10% or more of the Company’s combined net sales at approximately the same historical percentage levels.

(9) Subsequent Event

On October 8, 2005, Delphi Corporation (“Delphi”), a customer to the Transportation and Standard Products segment (“TSPG”) of the Company, filed for Chapter 11 bankruptcy in the Southern District of New York. Most all of Delphi’s domestic subsidiaries are included in the Chapter 11 bankruptcy filing; however, very few of its foreign subsidiaries filed for bankruptcy. Revenues related to shipments to Delphi approximated 5% of the Company’s revenues and 10% of the TSPG segment revenues for the nine months ended September 30, 2005. Delphi has noted an unsecured debtor claim of approximately $23 million related to the Company in its initial Chapter 11 bankruptcy filing documents. Based upon the limited amount of information concerning the manner in which the Company’s pre-petition claim and on-going relationship with Delphi will be administered in connection with the bankruptcy process, the Company has recorded an allowance of $10 million due to the potential impairment of the trade receivables.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for the three months and nine months ended September 30, 2005 and October 2, 2004. This commentary should be read in conjunction with our condensed consolidated and combined financial statements and the notes in “Item 1: Financial Statements”, as well as our consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as expects, anticipates, plans, believes, estimates, will or words of similar meaning and include statements regarding the plans and expectations for the third quarter, the year and the future. These forward-looking statements are found at various places throughout this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. Although we believe that our expectations are based on reasonable assumptions, we cannot assure you that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described further in “Trends, Risks and Uncertainties” of our December 31, 2004 Annual Report on Form 10-K.

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

We currently manufacture a substantial portion of our products internally at our seven wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value. For the purposes of segment reporting, cost of sales for each segment reflects standard costs, adjustments to inventory balances and valuation and an allocation of manufacturing variances incurred on a plant-by-plant basis. The primary user of each wafer fabrication facility is allocated the capacity and inefficiency variances for the facility. The exceptions to this are our Austin, Texas Technology and Manufacturing Center for which manufacturing variances are divided among all our business segments based upon usage and start-up facilities, such as the Crolles, France facility, which are allocated to the Other segment. Assembly and final test costs are allocated to the business segments on an actual cost basis.

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

Delphi Corporation (“Delphi”) has entered into labor negotiations with the United Auto Workers (“UAW”) in connection with Delphi’s bankruptcy. In connection with these negotiations, the UAW could declare a work stoppage at Delphi or other automotive industry companies. Any work stoppage could have a material adverse effect on the automotive industry. Because the automotive industry currently represents the largest portion of our TSPG segment Net sales, a work stoppage could have a material adverse effect on TSPG’s business and our results of operations.

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

Third Quarter Highlights

Our third quarter 2005 net sales increased slightly as compared to the third quarter of 2004, driven by a sales increase of $34 million in WMSG. Gross margins rose to 43.3% in the third quarter of 2005 compared to 39.0% in the third quarter of 2004 primarily due to continued operational efficiencies, reduced depreciation and further manufacturing cost reduction savings.

The third quarter of 2004 included $19 million of Separation expenses related to the separation from Motorola as compared to no such expenses in the current quarter. The Company also recorded a gain of $26 million on the sale of its timing solutions business in the third quarter of 2005.

Results of Operations

(in millions, except per share data)

	Three Months Ended (Unaudited)
	Sept. 30, 2005	% of Sales	October 2, 2004	% of Sales
Orders	$1,609	111.0%	$1,416	99.0%

Net sales	$1,450	100.0%	$1,430	100.0%
Costs of sales	822	56.7%	872	61.0%

Gross margin	628	43.3%	558	39.0%

Selling, general and administrative	201	13.8%	230	16.1%
Research and development	274	18.9%	229	16.1%
Reorganization of businesses and other	—	—%	(1)	(0.1)%
Separation expenses	—	—%	19	1.3%

Operating earnings	153	10.6%	81	5.6%

Other income (expense):
Interest expense, net	—	—%	(5)	(0.3)%
Gains on sales of investments and businesses, net	26	1.8%	—	—%
Other, net	(1)	(0.1)%	(5)	(0.3)%

Total other income (expense)	25	1.7%	(10)	(0.6)%

Earnings before income taxes	178	12.3%	71	5.0%
Income tax expense	14	1.0%	14	1.0%

Net earnings	$164	11.3%	$57	4.0%

Basic earnings per share	$0.40		$0.15
Diluted earnings per share	$0.38		$0.15

	Nine Months Ended (Unaudited)
	Sept. 30, 2005	% of Sales	October 2, 2004	% of Sales
Orders	$4,373	100.2%	$4,428	103.3%

Net sales	$4,364	100.0%	$4,287	100.0%
Costs of sales	2,544	58.3%	2,661	62.1%

Gross margin	1,820	41.7%	1,626	37.9%

Selling, general and administrative	594	13.6%	595	13.8%
Research and development	804	18.4%	721	16.8%
Reorganization of businesses and other	10	0.2%	(10)	(0.2)%
Separation expenses	10	0.2%	69	1.6%

Operating earnings	402	9.2%	251	5.9%

Other income (expense):
Interest expense, net	(7)	(0.2)%	(26)	(0.6)%
Gains on sales of investments and businesses, net	26	0.6%	41	1.0%
Other, net	(13)	(0.3)%	(9)	(0.2)%

Total other income (expense)	6	0.1%	6	0.1%

Earnings before income taxes	408	9.3%	257	6.0%
Income tax expense	37	0.8%	51	1.2%

Net earnings	$371	8.5%	$206	4.8%

Basic earnings per share	$0.92		$1.60
Diluted earnings per share	$0.88		$1.57

Three Months Ended September 30, 2005 Compared to Three Months Ended October 2, 2004

Net Sales

Net sales increased due to a 10% increase in shipments within the WMSG operating segment. Orders increased due to increased customer demand among all three operating segments in the third quarter of 2005 versus the prior year. Intellectual property revenue was 3% of Net sales in both the third quarter of 2005 and 2004.

Gross Margin

The increase in Gross margin was due primarily to reduced manufacturing costs resulting from a reduction in manufacturing headcount, a decrease in depreciation and an increase in factory utilization. We also lowered our external manufacturing costs by a shift to more internal facility sourcing. Cost reductions of $7 million in the third quarter of 2005 resulted from the Reorganization of business activity announced in the fourth quarter of 2004.

Selling, General and Administrative

The decrease in Selling, general and administrative expenses in the third quarter of 2005 was primarily driven by a decrease in bonus expense due to bonus accrual adjustments in the prior year. We had approximately $5 million in payroll cost reductions during the third quarter of 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004.

Research and Development

The increase was due to increased investment in research and development primarily in our WMSG segment and process technologies in the third quarter of 2005 versus the prior year. We also received fewer government grant reimbursements in the third quarter of 2005. In addition, we recorded an in-process research and development charge related to an acquisition which closed during the three months ended September 30, 2005. Partially offsetting these increases was $4 million in payroll cost reductions in the third quarter of 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004.

Reorganization of Businesses and Other

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to the decision by a customer to discontinue purchasing certain of our products. As a result, during the three months ended September 30, 2005, we recorded $16 million for employee separation costs and $1 million for asset impairment and other charges. These actions are expected to generate approximately $22 million in annualized net cost savings in Research and development expenses.

We also entered into an agreement with the customer to settle all of our potential claims related to the customer’s decision to discontinue utilizing certain products provided by us. We were paid $17 million, which was recorded in the third quarter of 2005.

Separation Expenses

We did not incur any Separation expenses in the current quarter, as compared to $19 million in the third quarter of 2004. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and included transaction taxes, professional fees, information technology and other services.

Net Interest Expense

Our Interest expense of $22 million in the third quarter of 2005 was offset by Interest income in the same amount. Net interest expense in the third quarter of 2004 was $5 million, which included $13 million in Interest expense partially offset by $8 million in Interest income. The increase in Interest expense was due to increases in interest rates during the third quarter of 2005 versus the prior year as our long-term debt is effectively variable because of interest rate swaps on our fixed rate debt. In addition, the third quarter of 2004 did not include a full period of Interest expense as our financing closed on July 16, 2004. The increase in Interest income is the result of investing our excess cash in debt securities with longer maturities and higher yields and an increase in the average level of our funds invested in interest bearing investments.

Gains on Sales of Investments and Businesses

We recorded a gain of $26 million related to the sale of our timing solutions business, which closed in September 2005.

Other

Other expenses in the three months ended September 30, 2005 decreased slightly due primarily to decreased equity losses of non-consolidated investments in private companies.

Income Taxes

Our effective tax rate was 8% for the third quarter of 2005, representing a $14 million net tax expense, compared to a 20% effective tax rate in the third quarter of 2004, representing a $14 million net tax expense. The decline to 9% in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (1) no tax expense being recorded on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended October 2, 2004

Net Sales

Our Net sales were up 2% in the nine months ended September 30, 2005, compared with the same period last year due to increases in TSPG and WMSG net sales partially offset by declines in NCSG. The Company experienced an increase in volume of shipments in the nine months ended September 30, 2005 of 9% versus the prior year primarily due to the WMSG operating segment. This impact was partially offset by lower average selling prices in the WMSG operating segment. Intellectual property revenue increased to approximately 3% of net sales in the nine months ended September 30, 2005 as compared to 2% in the same period in the prior year.

Gross Margin

The increase in Gross margin was due primarily to reduced manufacturing costs resulting from a reduction in manufacturing headcount and a decrease in depreciation. We also improved our manufacturing factory utilization and performance in the nine months ended September 30, 2005 versus the prior year. Payroll cost reductions of $19 million in the nine months ended September 30, 2005 resulted from the Reorganization of business activity announced in the fourth quarter of 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2005 approximate the prior years levels. Our selling, general and administrative expenses for the nine months ended September 30, 2004 included a $54 million reversal of a provision originally accrued for the potential obligation to reimburse the Chinese government for various exemptions previously received on VAT and duty on imported materials. This increase was offset by cost savings of approximately $13 million in payroll and benefits due to reduced headcount, which resulted from the reorganization of business activity announced in the fourth quarter of 2004.

Research and Development

The increase in Research and development expenses was due to increased investment in research and development and increased introduction of new products by all three of our operating segments in the nine months ended September 30, 2005 versus the prior year. We also received lower funding from our government grant programs in the first nine months of 2005. Finally, we recorded an in-process research and development charge related to an acquisition which closed during the three months ended September 30, 2005. There were $13 million in cost reductions in the nine months ended September 30, 2005 resulting from the Reorganization of business activity announced in the fourth quarter of 2004, which partially offset the increased spending.

Reorganization of Businesses and Other

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to the decision by a customer to discontinue purchasing certain of our products. As a result, during the nine months ended September 30, 2005, the Company recorded $16 million for employee separation costs and $1 million in asset impairment and other charges. These actions are expected to generate $22 million in annualized net cost savings in Research and development expenses.

The Company also entered into an agreement with the customer to settle all potential claims by the Company related to the customer’s decision to discontinue utilizing certain products provided by the Company. The Company was paid $17 million, which was recorded during the nine months ended September 30, 2005.

A reorganization of business program was announced on October 19, 2004 to streamline operations and reduce selling, general and administrative expenses. As a result, during the nine months ended September 30, 2005, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying Statements of Operations related to employee separation costs. These actions are expected to generate $71 million in annualized net cost savings, $32 million of which is expected to be in Cost of sales and $39 million in Selling, general and administrative and Research and development expenses.

Reorganization of businesses reflected a recovery of $10 million in the first nine months of 2004. The recovery resulted from the reversal of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities at closed facilities for less cost than originally estimated.

Separation Expenses

Separation expenses were $59 million lower in the nine months ended September 30, 2005 compared to the nine months ended October 2, 2004. We did not incur any Separation expenses during the three months ended September 30, 2005 and do not currently anticipate incurring any for the remainder of 2005. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Net Interest Expense

Net interest expense in the nine months ended September 30, 2005 included Interest expense of $61 million, which was partially offset by Interest income of $54 million. Net interest expense in the nine months ended October 2, 2004 included Interest expense of $35 million, which was partially offset by Interest income of $9 million. Prior to the Contribution in the second quarter of 2004, our interest expense represented the amount allocated from Motorola. This allocation was based on the relative historical percentage of our net assets included in Motorola’s consolidated financial statements, excluding debt.

Gains on Sales of Investments and Businesses

We recorded a gain of $26 million during the nine months ended September 30, 2005 related to the sale of our timing solutions business in the third quarter of September 2005. This amount compared to $41 million during the nine months ended October 2, 2004, which primarily related to the sale of our SMIC common stock.

Other

Other expenses increased $4 million primarily due to increased equity losses of non-consolidated investments in private companies.

Income Taxes

Our effective tax rate was 9% for the nine months ended September 30, 2005, representing a $37 million net tax expense, compared to a 20% effective tax rate in the nine months ended October 2, 2004, representing a $51 million net tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (1) no tax expense being recorded on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance and (2) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

Segment Information

Our orders, net sales, and operating results for our primary segments for the three and nine months ended September 30, 2005 and October 2, 2004 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented approximately 71% of its sales in the three and nine months ended September 30, 2005, which was up slightly from the respective periods in the prior year. In the third quarter of 2005, TSPG Net sales represented 44% of our Net sales compared to 45% in the third quarter of 2004. In the first nine months of 2005 and 2004, TSPG Net sales represented 45% of our Net sales.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2005	October 2, 2004	% Change	September 30, 2005	October 2, 2004	% Change
Orders	$652	$620	5%	$1,942	$1,966	(1)%
Segment net sales	637	650	(2)%	1,965	1,934	2%
Operating earnings	70	74	(5)%	237	175	35%

Three months ended September 30, 2005 compared to three months ended October 2, 2004

Net sales during the three months ended September 30, 2005 decreased due to the charge related to the additional allowance for doubtful accounts related to the bankruptcy filing of Delphi Corporation on October 8, 2005. The increase in Orders was due to increased customer demand for our product in the third quarter of 2005 versus the prior year. The decrease in Operating earnings was due to the $10 million charge related to the Delphi bankruptcy filing, partially offset by lower manufacturing costs and increased factory utilization.

Nine months ended September 30, 2005 compared to nine months ended October 2, 2004

Net sales increased slightly as a result of increased automotive market shipments. The increase in Operating earnings was partially due to increased sales and primarily due to lower manufacturing costs and improved factory performance.

Networking and Computing Systems Group

NCSG designs, manufactures and markets embedded processors and related connectivity products for the wired and wireless networking and computing markets. NCSG offers semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. In the third quarter of 2005 and 2004, NCSG Net sales represented 25% of our net sales. In the first nine months of 2005, NCSG Net sales represented 25% of our Net sales, compared to 27% in the first nine months of 2004.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2005	October 2, 2004	% Change	September 30, 2005	October 2, 2004	% Change
Orders	$366	$267	37%	$1,107	$1,145	(3)%
Segment net sales	360	361	—	1,096	1,148	(5)%
Operating earnings	76	58	31%	241	215	12%

Three months ended September 30, 2005 compared to three months ended October 2, 2004

Our Net sales in NCSG were flat in the current period despite a slight decrease in the volume of products shipped. Order increase was driven by higher turn orders in the third quarter of 2004 as compared to the third quarter of 2005 and strong demand for computing products during the third quarter of 2005 versus the prior year. The increase in Operating earnings was primarily due to lower manufacturing costs and increased factory utilization.

Nine months ended September 30, 2005 compared to nine months ended October 2, 2004

The decrease in Net sales was due to lower volumes of products shipped. Orders decreased due to a trend of lower inventory replenishment levels required by our customers, primarily in the first half of the year, as compared to the corresponding period in the prior year. The increase in Operating earnings was primarily due to lower manufacturing costs and increased factory utilization.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the third quarter of 2005 and 2004, WMSG Net sales represented 30% and 28% of our Net sales, respectively. In the first nine months of 2005, WMSG Net sales represented 29% of our Net sales, compared to 27% in the first nine months of 2004.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2005	October 2, 2004	% Change	September 30, 2005	October 2, 2004	% Change
Orders	$575	$514	12%	$1,272	$1,268	—
Segment net sales	438	404	8%	1,251	1,158	8%
Operating earnings (loss)	31	(9)	—	51	(124)	—

Three months ended September 30, 2005 compared to three months ended October 2, 2004

The increase in Net sales was due entirely to higher unit shipments primarily to customers in the wireless market, particularly to our largest customer, Motorola. The increase in orders is due to increased demand from Motorola in the three months ended September 30, 2005. The improvement in Operating earnings was primarily due to increased volumes of products shipped, increased factory utilization and lower manufacturing costs.

Nine months ended September 30, 2005 compared to nine months ended October 2, 2004

The increase in Net sales was due to an increase in product shipments primarily to customers in the wireless market, particularly to our largest customer, Motorola. The increase in orders is due to increased demand from Motorola in the current year versus the prior year. The improvement in Operating earnings was primarily due to increased volumes of products shipped, improved manufacturing yield and lower manufacturing costs.

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

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2005	October 2, 2004	% Change	September 30, 2005	October 2, 2004	% Change
Orders	$16	$15	7%	$52	$49	6%
Segment net sales	15	15	—	52	47	11%
Operating loss	(24)	(42)	43%	(127)	(15)	—

Three months ended September 30, 2005 compared to three months ended October 2, 2004

The decrease in Operating loss was due to Separation expenses of $19 million in the third quarter of the prior year versus the charges related to the customer notification to discontinue utilizing certain products in the third quarter of 2005 being offset by a settlement we entered into with the customer related to various claims concerning such notification.

Nine months ended September 30, 2005 compared to nine months ended October 2, 2004

Operating loss in the first nine months of 2005 increased over the same period in the prior year due primarily to a $54 million reversal in the first quarter of 2004 of a provision originally accrued for the potential obligation to reimburse the Chinese government for various exemptions previously received on value added tax and duty on imported materials. We also recorded $10 million of net Reorganization of businesses and other charges in the first nine months of 2005 versus reversals of $10 million in the first nine months of 2004.

Reorganization of Businesses and Other

The Company has implemented a series of plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to reduce costs and simplify its product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004. During the fourth quarter of 2004 the Company announced further plans to streamline its operations and reduce selling, general and administrative expenses. In addition, in the third quarter of 2005 the Company initiated actions to reorganize certain operations as a result of the decision by a customer to discontinue utilizing certain products provided by the Company.

Nine Months Ended September 30, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, during the three and nine months ended September 30, 2005, the Company recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under Reorganization of businesses and other in the accompanying Statements of Operations.

The Company entered into an agreement with the customer to settle all potential claims by the Company related to the customer’s decision to discontinue utilizing certain products provided by the Company. There are no continuing obligations of the Company under the agreement. The Company was paid $17 million, which was recorded during the three and nine months ended September 30, 2005 under Reorganization of businesses and other in the accompanying Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to September 30, 2005 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at September 30, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$—	$—	$16	$—	$—	$—	$16

Related headcount	—	—	350	—	—	—	350

The Company will pay $5 million of the separation costs in the fourth quarter of 2005, with the remaining $11 million to be paid in the first six months of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, during the nine months ended September 30, 2005, the Company recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to September 30, 2005 of the accruals established related to the 2004 employee separation program discussed above.

Employee Separation Costs	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at September 30, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$—	$—	$(13)	$5
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative/Research and development	42	—	11	—	(1)	(47)	5

Total	$70	$3	$11	$—	$(1)	$(73)	$10

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the nine months ended September 30, 2005, 690 employees were separated from the Company. The $73 million used in the nine months ended September 30, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 430 are manufacturing employees and 260 are non-manufacturing employees, an additional $3 million will be paid in the fourth quarter of 2005. The remaining $7 million will be paid for healthcare costs and severance related to previously terminated employees.

Nine Months Ended October 2, 2004

Pre-2004 Initiated Reorganization of Business Programs

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

Manufacturing and Administrative Consolidations

There were no additional charges for the nine months ended October 2, 2004. Accruals of $11 million established prior to 2004 were reversed for reserves to cover decommissioning costs which were no longer needed due primarily to the sale of the related facility and employee separation costs for approximately 60 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Liquidity and Capital Resources

At September 30, 2005, our total Cash and cash equivalents, Short-term investments and Marketable securities aggregated approximately $2.9 billion. We invested approximately $1.4 billion of our Short-term investments in Marketable securities of longer term duration during the third quarter of 2005.

On September 30, 2005, $2.2 billion of this amount was held by our U.S. subsidiaries and $0.7 billion was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

In the first nine months of 2005, we generated positive cash flow from operations of $813 million, compared to $915 million in the first nine months of 2004. Our positive cash flow from operations in the first nine months of 2005 was driven by Net earnings of $371 million, depreciation and amortization of $528 million and a decrease in inventory of $101 million. Partially offsetting these items were an increase in Accounts receivable of $58 million and a decrease of $119 million in Accounts payable and Accrued liabilities.

Our net Accounts receivable were $687 million at September 30, 2005, compared to $636 million at December 31, 2004. Our days sales outstanding were 36 days as of September 30, 2005, compared to 30 days outstanding as of December 31, 2004. The increase to net Accounts receivable as of September 30, 2005 was due to primarily to the increase in days sales outstanding, which contributed $100 million to the increase, and partially to increased sales, which contributed $11 million to the increase. These increases were partially offset by a decrease in receivables due from Motorola in connection with the Distribution of $60 million.

Our Inventory decreased $101 million from December 31, 2004 to September 30, 2005. Our days of inventory on hand were 70 as of September 30, 2005, and 76 as of December 31, 2004.

Our Accounts payable were $429 million as of September 30, 2005, compared to $474 million at December 31, 2004. The decrease is due primarily to a decrease in our accounts payable to Motorola due to the discontinuance of virtually all transition services with Motorola.

Investing Activities

Our net cash used for investing activities was $973 million and $337 million in the first nine months of 2005 and 2004, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses.

During the three months ended September 30, 2005 we invested $1.4 billion in excess cash from operations and funds previously invested via a wholly-owned money market fund into Marketable securities with longer maturities than the funds in our money market fund. The average effective maturity of the securities in the new investment portfolio is 1.6 years.

Our capital expenditures were $344 million and $372 million in the first nine months of 2005 and 2004, respectively. Our capital expenditures as a percentage of net sales were 8% and 9% in the first nine months of 2005 and 2004, respectively.

Cash used for strategic acquisitions and new investment activities was $45 million in the first nine months of 2005 and $41 million in the first nine months of 2004. The use in 2005 was primarily due to the acquisition of substantially all of the assets of two businesses, consisting primarily of intellectual property and licenses. Our expenditures in the first nine months of 2004 included the transfer of $30 million of cash to SMIC in connection with the sale of our wafer fabrication facility in China.

We received cash proceeds from dispositions of investments and businesses of $43 million in the first nine months of 2005 and $100 million in the first nine months of 2004. The 2005 proceeds were generated primarily as a result of the sale of our timing solutions business, while the 2004 proceeds were generated from the sale of our SMIC stock.

Financing Activities

Our net cash generated by financing activities in the first nine months of 2005 was $92 million resulting primarily from the proceeds from the exercise of stock options. This compared to our net cash provided by financing activities of $1.5 billion in the first nine months of 2004.

The change in financing activities is due to the IPO in July 2004 resulting in proceeds, net of IPO offering costs, of $1.6 billion. In conjunction with the spin-off from Motorola we also had proceeds, net of debt issuance costs, of $1.2 billion related to our long-term debt offering in July 2004. In connection with the spin-off from Motorola we also distributed $1.1 billion to Motorola.

In addition, prior to the Contribution, we financed our operations principally through Motorola, and we participated in Motorola’s worldwide, centralized approach to cash management. The types of activities flowing through the cash management system were cash deposits from our business which were transferred to Motorola’s bank account on a regular basis, cash borrowings from Motorola used to fund operations, capital expenditures, or acquisitions, charges (benefits) for income taxes and allocations of corporate expenses. Net transfers of $170 million were provided to Motorola in the first nine months of 2004.

During the third quarter of 2005 we announced that our Board of Directors has authorized us to repurchase up to $500 million of our outstanding shares of common stock. The share repurchases will occur from time to time in the open market or privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The action taken by our Board of Directors does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. We did not effect any share repurchases under this plan during the three and nine months ended September 30, 2005. However, we did obtain approximately 400 thousand shares in the nine months ended September 30, 2005, related to the withholding of shares of our Class A common stock used to satisfy employee tax obligations in connection with the vesting of restricted stock units.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, share repurchases and debt service. We believe that our current net cash balance of approximately $1.6 billion (total Cash and cash equivalents, Short-term investments and Marketable securities less total debt) and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, share repurchase program and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt, or utilize our Cash and cash equivalents or Short-term investments.

We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure you that financing will be available to us on acceptable terms or that financing will be available at all. Our ability to issue additional equity is constrained because our issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under the tax sharing agreement, we would be required to indemnify Motorola against that tax.

Our ability to make payments to fund working capital, capital expenditures, share repurchases, debt service and strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of their next fiscal year that begins after June 15, 2005. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. As a result of this consideration, new guidance recently issued related to accounting for the tax impact of the adoption of SFAS No. 123R and other decisions not finalized regarding certain assumptions, we continue to evaluate the amount of the negative impact of SFAS No. 123R on our financial position and results of operations.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still assessing the impact of SFAS No. 151 on our financial position and results of operations.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We experienced no significant changes in market risk during the first nine months of 2005. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have an affect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unsuccessful in resolving any of these proceedings, our operations may be interrupted or we may incur additional costs that could adversely affect our financial condition. However, we believe we will be successful in resolving these proceedings.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information with respect to our acquisitions of shares of our Class A common stock during the three months ended September 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
7/2/05 to 7/29/05 (1)	337,732	$25.08	—	—
7/30/05 to 8/26/05 (1)	11,512	$25.03	—	—
8/27/05 to 9/30/05 (1)	2,298	$24.05	—	—

Total	351,542	$25.07	—	—

(1)	Represents shares of Class A common stock withheld by us to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.
(2)	Our Board of Directors has authorized the repurchase up to $500 million of its outstanding shares of common stock. The share repurchases will occur from time to time in the open market or privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. This action does not obligate us to acquire any particular amount of common stock and may be suspended at any time our discretion. We did not affect any purchases of common stock under this authorization during the three months ended September 30, 2005.

Item 3: Defaults Upon Senior Securities.

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5: Other Information.

Not applicable.

Item 6: Exhibits

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

FREESCALE SEMICONDUCTOR, INC.

Date: October 28, 2005	By:	/s/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)