Form 10-K
period 2005-12-31
FREESCALE SEMICONDUCTOR INC
filed 2006-02-13
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of Class A common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $2.802 billion (based on closing sale price of $21.01 per share as reported for the New York Stock Exchange-Composite Transactions).

The aggregate market value of Class B common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $5.718 billion (based on closing sale price of $21.18 per share as reported for the New York Stock Exchange-Composite Transactions).

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on January 20, 2006:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	140,823,547
Class B Common Stock; $.01 Par Value	269,978,659

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to its 2006 Annual Stockholders’ Meeting, to be filed subsequently — Part III.

PART I

“Freescale” (which may be referred to as the “Company”, “we”, “us” or “our”) means Freescale Semiconductor, Inc. and its subsidiaries, or one of our segments, as the context requires. “Freescale” is a registered trademark of Freescale Semiconductor, Inc.

Item 1: Business

General

Our Company

Freescale Semiconductor, Inc. (NYSE: FSL, FSL.B) is a global leader in the design and manufacture of embedded semiconductors for the automotive, consumer, industrial, networking and wireless markets. Freescale became a publicly traded company in July 2004 after more than 50 years of operating in the semiconductor industry. We are based in Austin, Texas, and have design, research and development, manufacturing or sales operations in more than 30 countries. We are one of the largest semiconductor companies in the world, with Net sales of $5.8 billion for the year ended December 31, 2005.

In each of the markets we serve, we offer families of embedded processors. In their simplest forms, embedded processors provide the basic intelligence for electronic devices and can be programmed to address specific applications or functions. Examples of our embedded processors include microcontrollers, digital signal processors and communications processors.

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

Our Industry

Semiconductors perform a variety of functions within electronic products and systems, such as processing data, storing information and converting or controlling signals. Advances in semiconductor technology have increased the functionality and performance of semiconductors. At the same time, the size, weight, power consumption requirements and unit costs for semiconductors have decreased. As a result, electronic content across a diverse array of products has proliferated. According to the Semiconductor Industry Association, the semiconductor market grew from $18 billion in 1983 to $227 billion in 2005, representing a compound annual growth rate of approximately 12%.

Recent Trends in the Semiconductor Industry

Worldwide sales of semiconductors were $227 billion in 2005, an increase of 7% from the $213 billion recorded in 2004. The Asia-Pacific region continued to pace the world in semiconductor sales throughout 2005 and grew 17% on an annual basis. Japan, the second largest market, experienced a 4% decline in sales to $44 billion. Semiconductor sales in Europe were flat compared to the previous year, while semiconductor sales in the Americas region were up by 4%.

Over the next several years, we believe the following trends will shape the semiconductor industry:

•	long-term growth in the industry is expected to slow;

•	consumer products will play a more prominent role in the growth of the industry;

•	increasing product complexity will drive higher development costs; and,

•	greater customer demand is projected for integrated solutions that reduce system costs and accelerate time-to-market.

In order to succeed, we believe semiconductor companies will need to emphasize functional differentiation in their product offerings versus a traditional focus on chip performance. Leading integrated circuit suppliers will be asked to deliver more end-to-end-solutions to customers, which will include software, reference designs and support along with silicon. As a result, we believe that semiconductor companies will focus increasing attention on the ecosystem and alliances that support products. We believe semiconductor companies will increasingly utilize standards, development tools, applications and software to reduce customers’ time-to-market and improve their product competitiveness.

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

The following table gives an overview of some of the principal products and applications of each of our three primary business groups:

	Principal Products	Key Applications

Transportation and Standard Products Group	• Microcontrollers (8-bit, 16-bit, 32-bit) • Embedded microprocessors • Analog and mixed-signal integrated circuits (such as switches, power management devices, motor control devices) • Sensors	• Automotive • Consumer devices • Industrial • Computer peripherals

Networking and Computing Systems Group	• Communications processors • Digital signal processors • Radio frequency components • Network multimedia devices	• Wireless infrastructure • Enterprise switching and routing • Public network access • Embedded computing • Small/home office networking

Wireless and Mobile Solutions Group	• Hardware and software platforms • Radio frequency components • Baseband components • Applications processors • Digital signal processors	• Cellular handsets • Portable media players • Personal digital assistants • Handheld video game devices • Audio devices and systems • Telematics devices and systems

Business Segments

Transportation and Standard Products Group (TSPG)

TSPG Overview

TSPG designs, manufactures and markets key components of embedded control systems. These components include embedded processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. We provide comprehensive product offerings, including development tools, application support, training, documentation and platforms, enabling our customers to rapidly go to market.

Embedded control systems are found in a number of applications. For example, TSPG products can serve as the “brains” of automotive control systems, from wipers that respond to the intensity of rainfall to engine management systems that have significantly reduced exhaust emissions and fuel consumption while giving drivers enhanced performance. TSPG products can reduce power consumption in portable consumer products and can wirelessly communicate mouse clicks to a computer. TSPG products can monitor food temperature in fast food restaurants and temperature in industrial equipment. They are found in homes in places such as remote controls, microwave ovens, thermostats and toys.

Primary application areas for TSPG products are:

•	automotive (for use in airbags, anti-lock braking systems, comfort, engine management, instrument cluster, navigation and tire pressure monitoring);

•	consumer (for use in alarm systems, home appliances, remote controls and toys);

•	industrial (for use in electronic motor control, manufacturing process control, measuring equipment and point-of-sale equipment); and

•	computer peripherals (for use in displays, keyboards, mice and printers).

In 2005, over 70% of TSPG’s sales were generated from automotive applications.

TSPG Market Opportunity

The automotive industry currently represents the largest portion of TSPG sales. Semiconductor growth in this market is driven only to a small degree by vehicle production and is instead primarily driven by the increasing electronic content in vehicles, particularly in the areas of safety, powertrain management, comfort and entertainment features. Also driving growth in this market is the replacement of mechanical systems with electronically controlled systems. Examples are the replacement of manually operated car windows, the replacement of hydraulic power steering with electric power steering, and, in the future, the replacement of hydraulic brakes with electronic “brake-by-wire” systems.

The industrial, consumer and computer peripheral industries also represent significant growth opportunities for TSPG. Our TSPG strategy is to expand our portfolio of both general purpose and application specific products for the industrial, consumer and computer peripheral markets. The diverse customer and application base this creates is a strength of TSPG’s business.

TSPG Principal Products

•	Microcontrollers. Microcontrollers are computers on a chip, integrating all the major components of a computing system onto a single integrated circuit. Microcontrollers are the “brains” of many electronic applications, controlling electrical equipment or analyzing sensor inputs. We offer 8-bit, 16-bit and 32-bit microcontrollers.

•	Embedded Microprocessors. Embedded microprocessors are very similar to microcontrollers except that they do not integrate the memory storing the software program. Examples of applications using our embedded microprocessors include automotive telematics systems (which combine computing capabilities with wireless systems), printers and industrial control systems.

•	Analog and Mixed-Signal Integrated Circuits. Our analog and mixed-signal integrated circuits perform one or more of a number of functions, including driving actuators (such as motors, valves, lights and speakers), providing power to the electronic components in a system, filtering or amplifying signals and providing the voltage and current for communications. These integrated circuits are highly engineered, integrated products combining logic, analog and power circuits.

•	Sensors. The two major categories of semiconductor-based sensors that we provide are pressure sensors and inertial sensors. Pressure sensors measure the pressure of gases or liquids. For example, automotive engine management systems require the measurement of air pressure to optimize the combustion process. Other applications include blood pressure measurement, water level sensing in washing machines and tire pressure monitoring systems. Inertial sensors measure acceleration and gravitational fields. A common application for inertial sensors is in airbag systems to detect crashes. Low-g inertial sensors can be used for non-automotive applications, such as measuring the vibration of washing machines, gauging running speed and distance in running shoes, or detecting “free fall” in handheld devices to trigger mechanisms that protect disc drives.

Networking and Computing Systems Group (NCSG)

NCSG Overview

NCSG designs, manufactures and markets embedded processors and complementary connectivity products for the wired and wireless networking and embedded computing markets. We offer semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. Our products support multiple communications standards and protocols, security features, network processing and broadband access devices. These products are used in four major types of equipment:

•	network access equipment (such as SOHO gateways and cable television set-top boxes);

•	network communications equipment (such as switches and routers for data and voice traffic);

•	wireless infrastructure equipment (such as cellular base stations); and

•	embedded computing equipment (such as networked storage, gaming, printing, imaging and multimedia devices).

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

NCSG Principal Products

•	Communications Processors. Communications processors are programmable semiconductors that perform tasks related to control and manipulation of digital data, as well as network interfaces. Our communications processors generally include our PowerQUICC™ family of processors. We sell our communications processors primarily for use in network and wireless access and customer premise equipment applications. We also sell communications processors to customers for control and processing functions in a variety of media and data storage applications, as well as for applications requiring security features, such as virtual private networks that we enable through our encryption techniques.

•	Digital Signal Processors. Digital signal processors are special-purpose microprocessors that can perform arithmetic calculations, such as addition and multiplication, very rapidly on a real-time basis. Digital signal processors for networking applications are used in products that require high performance calculations, such as voice compression (the conversion of voice signals into data packets) and the conversion of analog signals into digital signals at very high speeds.

•	Radio Frequency Devices. We sell radio frequency devices used to transmit and receive signals in wireless infrastructure products, which primarily include 2G, 2.5G, and 3G cellular base stations and cellular base transceiver stations. Our radio frequency devices include base station integrated circuit drivers, base station module pre-drivers, and radio frequency high-power transistors. These products amplify the analog signal output from a radio transceiver in preparation for transmission as a high-powered radio frequency signal over a wireless network.

•	Networked Multimedia Devices. We offer a range of products designed to improve the performance and to reduce the size and cost of multimedia delivery applications in the home. These products include single chip cable tuners for set top boxes, televisions, digital recording devices and cable modems. We also sell RF modulators that handle sound signals so they can be fed into a television antenna for applications such as set top boxes, DVD systems, digital video recording devices and games consoles. We provide multi-channel television sound stereo encoders which solve an industry problem of preserving sound quality in surround sound and other audio systems found in set top boxes, DVD players and recorders, VCRs and games stations.

Wireless and Mobile Solutions Group (WMSG)

WMSG Overview

WMSG designs, manufactures and markets semiconductor components and platform-level products that are used in the design and manufacturing of mobile and wireless devices such as cellular handsets, personal digital assistants (PDAs), portable media players (PMPs), handheld video game devices, DVD players and digital TVs. Our semiconductor components and platforms also enable a variety of wireless networking systems used in residential, industrial, and automotive operating environments. Our strategy focuses on providing a broad portfolio of semiconductor components, such as baseband processors, applications processors and radio frequency integrated circuits, in addition to our platform-level products. Currently, over 90% of our revenues are derived from the cellular handset market, with Motorola representing our largest customer.

WMSG Market Opportunity

We target various mobile communications, consumer, industrial and automotive markets. Our primary target market segment is the cellular communications device (cellular handset) market. We believe that a significant level of growth in the cellular handset market is expected to be driven by the adoption of third-generation (3G) cellular handsets, which require increased semiconductor content to enable enhanced multimedia functionality and to provide high-bandwidth, IP-based voice and data services. We intend to expand our business relationship with our existing customers while diversifying our customer base to include other leading, global cellular handset original equipment manufacturers (OEMs).

We also target high-growth, emerging markets that are focused on mobile and wireless consumer, industrial and automotive devices and systems. For example, we are a major participant in the high-growth portable media player (PMP) consumer market and a pioneer in the industrial wireless automation and control markets.

WMSG Enabling Technologies

We offer cellular handset components and platforms that are based on global cellular protocol standards, including Global Systems for Mobile Communications (GSM), General Packet Radio Service (GPRS), Enhanced

Data for GSM Evolution (EDGE), Integrated Digital Enhanced Network (iDEN) and Universal Mobile Telecommunications System (UMTS) and High-Speed Downlink Packet Access (HSDPA).

In addition, we offer components and platforms based on established and emerging wireless networking technology protocols, such as Wi-Fi, Ultra-Wideband (UWB) and ZigBee. Our Wi-Fi technology is based on the IEEE 802.11 (a, b and g) standards and enables various applications, such as mobile imaging and home multimedia entertainment. Our Wi-Fi technology is optimal for mobile devices, which require low power and embedded technologies. Our Direct Sequence-UWB (DS-UWB) technology enables rich multimedia wireless networking with high-bandwidth throughputs and quality of service support. Our ZigBee technology is based on the IEEE 802.15.4 standard and enables various applications that require simplicity, reliability, low-cost and low power, such as automation, control and remote monitoring.

Finally, we offer components that are based on the emerging Digital Video Broadcast for Handhelds (DVB-H) mobile broadcast technology. DVB-H is based on the ETSI standard EN 302 304 and enables various applications, such as mobile TV, interactive voting and educational videos.

WMSG Principal Products

•	Baseband Processors. Our cellular baseband processors typically consist of integrated digital signal processor (DSP) and reduced instruction set computing (RISC) cores and perform the digital signal processing and control functions required for cellular communications. Digital signal processing and control functions include speech compression and decompression, encoding and decoding and the transmission and reception of voice and data signals. The baseband processors also enable other functions, such as the keypad interface, audio control, ringing and display driving.

•	Power Management. Our power management integrated circuits control and supply power to the various subsystems within a cellular handset and other mobile devices. The power management integrated circuits also enable battery charging and audio amplification for speakers and microphones.

•	Radio Frequency Subsystems. Our radio frequency (RF) subsystems consist of integrated RF transceivers and power amplifiers. RF transceivers convert the digital signal received from the communications microcontroller to an analog signal in preparation for its transmission as a RF signal over a wireless network. Our RF subsystems target a variety of applications, such as cellular handsets, wireless networking systems and mobile broadcast devices.

•	Application Processors. Our application processors are based on RISC cores and are used in a variety of mobile devices that require long battery life, such as cellular handsets, PDAs, PMPs, and handheld video game devices. Application processors also provide the necessary processing required to enable high-level operating systems and rich multimedia functionality, such as the encoding, decoding and display of audio, video and image content.

•	Digital Signal Processors. Our digital signal processors (DSPs) are based on 24-bit DSP technology and are used for the real-time computationally-intensive processing of audio and data signals. Our audio DSPs support encoding and decoding for multi-channel and stereo audio systems. Audio DSPs are used in a variety of applications, such as audio/video receivers, DVD players, digital TVs, video game console speakers, and automotive amplifiers.

•

Platform-Level Products. We offer comprehensive platform-level products that consist of integrated semiconductor components (e.g. RF subsystems, baseband integrated circuits, power management integrated circuits and application processors) with core operating software (e.g. protocol communications stack, real-time operating systems and applications framework) and wireless connectivity components (e.g. Wi-Fi, UWB, ZigBee, DVB-H ICs). Through our highly-integrated platforms, we are addressing our customers’ needs for flexible, scalable platforms that include robust, fully-integrated silicon, software and support. Our platform-level products ease the development of current and next-generation wireless products and reduce the time-to-market of OEM products, by shortening the prototyping-to-initial-production cycle by as much as six to 12 months.

Customers, Sales and Marketing

We sell our products worldwide to original equipment manufacturers, original design manufacturers and contract manufacturers through our own sales force, agents and distributors. Our direct sales force is aligned by customer end markets in order to bring dedicated expertise and knowledge to our customers. We have over 50 sales offices located in 25 countries. We believe that it is important to have a large number of sales offices to closely align ourselves with the development efforts of our customers, as well as to be able to respond quickly to customer requirements.

To capitalize on the strong growth in the Asia-Pacific region, we are enhancing our sales and marketing capability in the region and targeting products for specific growth areas such as automotive, wireless and networking. We are also forming and leveraging partnerships with original design manufacturers, integrated design firms and value-added resellers in the Asia-Pacific region.

We maintain a network of distributors with the global infrastructure and logistics capabilities to handle several thousand other customers. We are working with a number of global distribution firms to expand our customer base, and we plan to more aggressively market through the distribution channel.

In addition, we are placing significant focus on consumer market opportunities. We have created or are expanding into new product categories focused on the consumer market. These include passive optical networking products for broadband triple play services to the small office/home office space, the i.MX family of applications processor to manage complex processing requirements for portable consumer multimedia devices, and our power management solutions to help digital still cameras, media players and converging multimedia devices maintain long battery life.

We generally target customers who are leaders in industries in which our products are used as well as companies that we believe will be future leaders in these industries.

In 2005, we also significantly improved our marketing and communications efforts. We launched the Freescale Technology Forum, a world-wide conference series designed to educate our customers, distribution partners and ecosystem partners about our product and support efforts. In addition, we unveiled a new branding campaign to increase our visibility to a variety of audiences.

Research and Development

Research and development is critical to our success, and we are committed to maintaining consistent levels of research and development expenditures. Our research and development spending has been in excess of $1.0 billion for each of the past three years. Our research and development activities focus on both product and technology development. Our product design engineering activities, which constitute the majority of our research and development expenditures, are primarily aligned with our three business groups and the areas of focus for these investments are described within the relevant business sections. Our technology development programs support our three business groups, and cover process technology, packaging technology as well as system-on-a-chip design technology. Specialty technologies are also developed to provide differentiation and competitive advantage, such as embedded memories (particularly non-volatile), Silicon-On-Insulator (SOI), SMARTMOS, RF and GaAs mixed-signal technologies. We believe that this approach allows us to apply our investments in process, packaging and design technologies across a broad portfolio of products.

We participate in alliances or other arrangements with external partners in the area of process technology, design technology, manufacturing technology and materials development to reduce the cost of development and accelerate access to new technologies. For example, our jointly-funded alliance with STMicroelectronics and Philips Semiconductors in Crolles, France is focused on the development of advanced CMOS process technology from 90 nanometers down to 32 nanometers on 300-millimeter wafers. This cooperation includes the development of analog, memory, SOI and radio frequency capabilities to be implemented in CMOS to enable the production of integrated system-on-a-chip products. The alliance includes assembly/packaging technology cooperation, and the development and sharing of libraries, memories and IP Blocks. Taiwan Semiconductor Manufacturing Company Limited (TSMC) also participates in the process technology development aspects of the Crolles alliance, with the objective of maintaining electrical alignment of base CMOS technologies in Crolles and in TSMC, which provides us flexibility for potential volume manufacturing supply at TSMC. In addition, we have joint development activities with TSMC for adding 0.18um low-power flash memory technology to basic CMOS for microcontroller manufacture, as well as developing a high-performance 65-nm SOI front-end process. We have several research projects with IMEC (Leuven, Belgium), and collaborative research programs with CEA-LETI (Grenoble, France) and CNRS-LAAS (Toulouse, France). We are constantly reviewing our memberships in these technology research alliances and arrangements and we may make changes from time to time.

Our research and development locations include facilities in the United States, Canada, Brazil, Hong Kong, China, Malaysia, India, Japan, Israel, Russia, Romania, the United Kingdom, France and Germany.

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

As part of our asset-light strategy, we utilize a balance of internal and external manufacturing resources for standard CMOS processes and high-volume products. This allows us to maximize cash flow and minimize the risk associated with market fluctuations. For specialty technologies, such as silicon germanium, we will continue to source nearly all of this volume internally. We have relationships with several wafer foundries and assembly and test subcontractors to meet our external sourcing needs. For advanced technology, we participate in a jointly funded alliance with STMicroelectronics and Philips Semiconductors for 300 millimeter wafer fabrication in Crolles, France.

We own and operate nine manufacturing facilities, of which seven are wafer fabrication facilities and the remaining two are assembly and test facilities. These facilities are certified to the ISO-9000/14001 international quality standards, as well as the TS16949 standard for the automotive industry.

Our manufacturing processes require many raw materials, such as silicon wafers, mold compound, packaging substrates and various chemicals and gases, and the necessary equipment for manufacturing. We obtain these materials and equipment from a large number of suppliers located throughout the world. These suppliers deliver products to us on a just-in-time basis, and we believe that they have sufficient supply to meet our current needs, although it is possible that we could experience inadequate supply due to a sudden worldwide surge in demand. In addition, we sole source a number of our supplies. Should an unexpected event, including a reduction or interruption in supply or a significant price increase, occur at one of these suppliers, our business, financial condition and results of operations could be adversely affected.

Like many global companies, we maintain plans to respond to external developments that may affect our employees, facilities or business operations. Business continuity is very important to us as we strive to ensure reliability of supply to our customers. TS16949 quality standards, our standards of internal control, and our quality standards all require a business continuity plan to effectively return critical business functions to normal in the case of an unplanned event, and our operations are certified to all of these standards. We require our major foundries, assembly and test providers and other suppliers to have a business continuity plan as well. However, in the event that our manufacturing capacity, either internal or external, is disrupted, we could experience difficulty fulfilling customer orders.

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

Competition

We operate in a highly competitive market. While few companies compete with us in all of our product areas, our competitors range from large, international companies offering a full range of products to smaller companies specializing in narrow markets within the semiconductor industry. The competitive environment is also changing as a result of increased alliances among our competitors and through strategic acquisitions. Our competitors may have greater financial, personnel and other resources than we have in a particular market or overall. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings or as new participants enter our markets. Increased competition may result in reduced profitability and reduced market share.

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

Our primary competitors are other integrated device manufacturers, such as Infineon Technologies AG, Intel Corporation, Renesas Technology Corporation, STMicroelectronics, Microchip Technology Incorporated, QUALCOMM Incorporated and Texas Instruments Incorporated.

Backlog

Our backlog was $1.3 billion at December 31, 2005. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks’ requirements are reported. An order is removed from the backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised in response to changes in customer needs. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, we believe that most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

Employees

As of December 31, 2005, we employed approximately 22,700 full-time employees. We believe that our continued success will depend on our ability to attract and retain highly qualified personnel.

Directors and Executive Officers

For information on our directors and executive officers, see the information appearing under the captions “Board of Directors” and “Officers” in our Proxy Statement, which is hereby incorporated by reference.

Item 1A: Risk Factors

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

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. In 2005, our 10 largest end customers accounted for approximately 59% of our total Net sales. Motorola, our largest end customer, accounted for 27% of our total Net sales and 69% of WMSG’s Net sales. Our purchase and supply agreement with Motorola does not obligate Motorola to purchase from us after 2006 and will not assure us of sales to Motorola in the future comparable to historical levels. The loss of Motorola or one of our other major end customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

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

We have become increasingly dependent on third party foundry relationships as part of our asset light strategy. If our production or manufacturing capacity at one of these facilities is delayed, interrupted or eliminated, we may not be able to satisfy customer demand.

As part of our asset-light strategy, we have reduced the number of our owned manufacturing facilities. Since 2000, we have also sought to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. As a result, our products are manufactured in fewer of our own facilities, and we are increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. If production or manufacturing capacity is delayed, reduced or eliminated at one or more facilities, with fewer alternative facilities, manufacturing would be disrupted, we would have difficulties or delays in fulfilling our customer orders, and our sales could decline. In addition, if a third-party manufacturer fails to deliver quality products and components on time and at reasonable prices, we would have difficulties fulfilling our customer orders, and our sales could decline. As a result, our business, financial condition and results of operations would be adversely affected.

To the extent we rely on alliances and third-party design and/or manufacturing relationships, we face the following risks:

•	reduced control over delivery schedules and product costs;

•	manufacturing costs that are higher than anticipated;

•	inability of our manufacturing partners to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	decline in product reliability;

•	inability to maintain continuing relationships with our suppliers; and

•	restricted ability to meet customer demand when faced with product shortages.

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

In particular, to stay competitive, we must transition certain products to 300 millimeter manufacturing technology. Currently, most semiconductor manufacturing facilities, or fabs, process wafers with diameters of 150 millimeters or 200 millimeters. However, as industry technology continues to improve, we expect that a significant portion of new fabs and leading edge semiconductor manufacturing equipment will be configured for 300 millimeter wafers. Our transition to this technology requires access to 300 millimeter manufacturing capacity. We intend to access this technology through foundry or other alliances such as our five year jointly funded alliance with STMicroelectronics and Philips Semiconductors in Crolles, France, which expires in 2007. If we are unable to access, or are delayed in accessing, this technology, our ability to develop new products could suffer, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

If we cannot maintain our strategic relationships or if our strategic relationships fail to meet their goals of developing technologies or processes, we may lose our investment, and we may fail to keep pace with the rapid technological developments in our industry.

In the past, we have entered into strategic relationships to develop technologies and manufacturing processes. For example, we share a research and fabrication plant for the manufacturing of 300 millimeter wafers in Crolles, France with STMicroelectronics and Philips Semiconductors. If any of our strategic relationships do not accomplish our intended goals, we may lose our investment, and we may fail to keep pace with the rapid technological developments in our industry.

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

In addition, Delphi Corporation (“Delphi”) has entered into labor negotiations with the United Auto Workers (“UAW”) in connection with Delphi’s bankruptcy. In connection with these negotiations, the UAW could declare a work stoppage at Delphi or other automotive industry companies. Any work stoppage could have a material adverse effect on the automotive industry. Because the automotive industry currently represents the largest portion of our TSPG segment Net sales, a work stoppage could have a material adverse effect on TSPG’s business and our results of operations.

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

We generate revenues from our intellectual property. These revenues are generated from the license of patents and manufacturing technologies to third parties. Our intellectual property revenues were approximately 3%, 2% and 3% of our revenues during 2005, 2004 and 2003, respectively. Our future intellectual property revenue depends in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. In the past, we have found it necessary to engage in litigation with other companies to force those companies to execute revenue-bearing license agreements with us or prohibit their use of our intellectual property. See “Legal Proceedings” in Item 3 for a description of the current proceedings that we initiated to protect our proprietary technologies and processes. These proceedings, and future proceedings, may require us to expend significant resources and to divert the efforts and attention of our management from our business operations. We cannot assure you that:

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

We sell our products throughout the world. In 2005, over 70% of our products were sold in countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

Our future success may be dependent on opportunities to enter into joint ventures and to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing, as a result of our agreements with Motorola or as a result of restrictive covenants in our debt instruments. Any transactions that we are able to identify and complete may involve a number of risks, including:

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

Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry. We are taking steps to become compliant with the Restriction of Hazardous Substances Directive, the European legislation that will restrict the use of lead and some flame retardants in electronic components effective as of July 2006. Our compliance with the Restriction on Hazardous Substances Directive and any other requirements for lead-free products could cause us to incur substantial additional cost by potentially requiring us to devote more resources to research and development efforts, requiring us to change certain of our manufacturing or supply chain management processes or causing us to use more costly materials or to have obsolete inventory.

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

We have recorded significant reorganization of business charges in the past and may do so again in the future, which could materially adversely affect our business.

In 2005, 2004 and 2003, we recorded restructuring and asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure in the amounts of $24 million, $68 million and $85 million, respectively. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur both employee termination and asset impairment charges in the future and such charges may have a material adverse effect on our business, financial condition and results of operations.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Our principal executive offices are located at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2005, we owned 14 facilities, four of which are located in North America and 10 of which are located in other countries. In the aggregate, we lease 104 facilities, 47 of which are located in the Americas and 57 of which are located in other countries. Our total square footage consists of approximately 12.9 million square feet, of which 10.8 million square feet is owned and 2.1 million square feet is leased. Our remaining lease terms range from monthly leases to 20 years.

The following table describes our facilities:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage
Americas	4 owned facilities, 47 leased facilities	• Austin, Texas • Phoenix, Arizona	6.0 million	1.3 million

Asia	5 owned facilities, 26 leased facilities	• Kuala Lumpur, Malaysia • Hong Kong • Sendai, Japan • Tianjin, China	2.0 million	0.4 million

Europe, Middle East, Africa	5 owned facilities, 31 leased facilities	• East Kilbride, Scotland • Toulouse, France • Munich, Germany • Tel Aviv, Israel	2.8 million	0.4 million

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

Item 3: Legal Proceedings

Intellectual Property Matters

Protection of our patent portfolio and other intellectual property rights is very important to our operations and has become even more important under our new business model discussed above. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of approximately 5,300 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. These patents are typically valid for 20 years from the date of filing. We do not believe that any individual patent, or the expiration thereof, is or would be material to any of our business groups.

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

52nd Street Facility, Phoenix, AZ. In 1983, a trichloroethane leak from a solvent tank led to the discovery of trichloroethylene and other organic compounds in the groundwater underlying a former Motorola facility on 52nd Street in Phoenix, Arizona, which is a federal National Priorities List Superfund site. The Superfund site has been divided into operable units by the Environmental Protection Agency (EPA). The first operable unit required Motorola to investigate and perform on-site soil and groundwater remediation at and in the vicinity of the 52nd Street facility. EPA issued a record of decision for the second operable unit in July 1994. That decision led to a consent decree involving Motorola that resulted in the design of a remediation plan targeted at containing and cleaning up solvent groundwater contamination downgradient of the first operable unit. That remedy is now being implemented by Motorola and another potentially responsible party. The EPA has not announced a final remedy for either the first operable unit or the second operable unit which leaves open the possibility that there could be additional cleanup costs associated with either operable unit. In addition, the EPA and Arizona Department of Environmental Quality have indicated that they are evaluating whether the regional drought affecting the Southwestern region of the United States is having an adverse impact on the on-going groundwater cleanups and may require additional wells to ensure capture. We are actively working with federal and state agencies to perform remedial action consistent with what we believe to be the appropriate level of responsibility. The EPA has performed some preliminary investigation into a third operable unit, which is an area extending beyond the boundaries of the area delineated in the second operable unit. A number of additional potentially responsible parties, including Motorola, have been identified at the third operable unit. We believe our responsibility for the third operable unit conditions to be negligible. We are also attempting to resolve the extent of our liability with these agencies and other responsible parties for the entire site.

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

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our Class A common stock and Class B common stock are listed on the New York Stock Exchange under the trading symbols “FSL” and “FSL.B”, respectively. The following table sets forth, for the periods indicated, the high and low sale prices for our Class A and Class B common stock on the New York Stock Exchange:

	Class A		Class B
	High	Low	High	Low
Year ended December 31, 2005
First Quarter	$19.67	$16.17	$19.93	$16.28
Second Quarter	23.15	15.87	23.35	16.20
Third Quarter	25.99	20.76	26.25	20.95
Fourth Quarter	28.05	20.87	28.11	21.12

Year ended December 31, 2004
First Quarter	$—	$—	$—	$—
Second Quarter	—	—	—	—
Third Quarter	15.66	12.06	—	—
Fourth Quarter	18.64	14.05	18.69	16.90

As of December 31, 2005 there were 32 stockholders of record of Freescale Class A common stock and 65,140 stockholders of record of Freescale Class B common stock. On January 20, 2006 the last reported sale price of our Class A and Class B common stock on the New York Stock Exchange was $26.29 and $26.23 per share, respectively.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, assets, products or technologies, and for purchases of our common stock from time to time. However, we may decide to declare or pay a dividend in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The information under the caption “Equity Compensation Plan Information,” appearing in the Proxy Statement, is hereby incorporated by reference. For additional information on our stock incentive plans and activity, see Note 6 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report.

Issuer Purchases of Equity Securities

The following table provides information with respect to our acquisitions of shares of our Class A common stock during the three months ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
10/1/05 to 10/28/05 (1)	6,068	$23.20	—	—
10/29/05 to 11/25/05 (1)	2,175,410	$24.77	2,164,500	—
11/26/05 to 12/31/05 (1)	1,882,141	$26.33	1,874,300	—

Total	4,063,619	$25.49	4,038,800	—

(1)	Includes shares of Class A common stock withheld by us to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.
(2)	Our Board of Directors has authorized the repurchase up to $500 million of its outstanding shares of common stock. The share repurchases will occur from time to time in the open market or privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. This action does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. As of December 31, 2005, of the authorized $500 million in repurchases, we have repurchased approximately 4 million shares for $103 million.

Item 6: Selected Financial Data

Freescale Semiconductor, Inc. and Subsidiaries

Five Year Financial Summary

Years Ended December 31,
(Dollars in millions, except as noted)	2005	2004	2003	2002	2001
Operating Results
Net sales	$5,843	$5,715	$4,864	$5,001	$5,097
Cost of sales	3,377	3,617	3,455	3,748	4,706

Gross margin	2,466	2,098	1,409	1,253	391

Selling, general and administrative	652	637	609	590	585
Research and development	1,195	1,099	1,071	1,025	1,073
Reorganization of businesses and other	9	22	33	1,153	607
Separation expenses	10	74	—	—	—

Operating earnings (loss)	600	266	(304)	(1,515)	(1,874)

Other income (expense):
Interest income (expense), net	6	(31)	(114)	(163)	(227)
Gains on sales of investments and businesses, net	26	41	106	15	—
Other, net	(19)	(13)	(7)	(18)	(24)

Total other income (expense)	13	(3)	(15)	(166)	(251)

Earnings (loss) before income taxes	613	263	(319)	(1,681)	(2,125)
Income tax expense	50	52	47	86	56

Net earnings (loss)	$563	$211	$(366)	$(1,767)	$(2,181)

Per Share Data (in dollars)
Basic earnings per common share	$1.39	$1.08	—	—	—
Basic weighted average common shares outstanding (in millions)	405	195	—	—	—
Diluted earnings per common share	$1.33	$1.06	—	—	—
Diluted weighted average common shares outstanding (in millions)	423	200	—	—	—

Balance Sheet
Total cash and cash equivalents, short-term investments and marketable securities (1)	$3,025	$2,374	$87	$44	$122
Total assets	7,170	6,719	4,503	5,186	7,108
Long-term debt	1,230	1,269	29	144	265
Total business/stockholders’ equity	4,447	3,936	3,556	4,024	5,455

Other Data
Capital expenditures	$491	$522	$310	$220	$613
% of sales	8%	9%	6%	4%	12%
Research and development expenditures	$1,195	$1,099	$1,071	$1,025	$1,073
% of sales	20%	19%	22%	20%	21%
Net cash provided by (used for) operating activities	$1,272	$1,272	$558	$(382)	$(605)
Net cash used for investing activities	(1,403)	(2,498)	(144)	(78)	(107)
Net cash provided by (used for) financing activities	(21)	1,508	(373)	(188)	(637)
EBITDA (2)	1,292	1,079	719	(376)	(567)
Earnings to fixed charges ratio (3)	7.0	x	4.7	x	—	—	—

(1)	The following table provides a reconciliation of Total cash and cash equivalents, short-term investments and marketable securities to the amounts reported in our Consolidated Balance Sheets at December 31, 2005 and 2004 or in their accompanying Notes:

	As of December 31,
(in millions)	2005	2004
Cash and cash equivalents	$212	$382
Short-term investments	1,209	1,992
Marketable securities	1,604	—

Total	$3,025	$2,374

(2)	We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense attributable to our historically higher levels of capital expenditures. The term EBITDA is not defined under generally accepted accounting principles in the U.S., or U.S. GAAP, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. In addition, EBITDA is impacted by reorganization of businesses and other restructuring-related charges. When assessing our operating performance or our liquidity, you should not consider this data in isolation, or as a substitute for, our net cash from operating activities or other cash flow data that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net earnings (loss), the most directly comparable U.S. GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

	Year ended December 31,
(in millions)	2005	2004	2003	2002	2001
Net earnings (loss)	$563	$211	$(366)	$(1,767)	$(2,181)
Interest (income) expense, net	(6)	31	114	163	227
Income tax expense	50	52	47	86	56
Depreciation expense	617	731	851	1,089	1,240
Amortization expense	68	54	73	53	91

EBITDA	$1,292	$1,079	$719	$(376)	$(567)

(3)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from operations before provision for income taxes, earnings (loss) from equity investees and fixed charges, by fixed charges. Fixed charges consist of interest expense, capitalized interest and imputed interest on our lease obligations. Earnings were inadequate to cover fixed charges for the years ended December 31, 2003, 2002 and 2001 by $322 million, $1.7 billion and $2.1 billion, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the periods ended December 31, 2005, 2004 and 2003. This commentary should be read in conjunction with our consolidated and combined financial statements and the notes in “Item 8: Financial Statements and Supplementary Data”.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as expects, anticipates, plans, beliefs, estimates, will or words of similar meaning and include statements regarding the plans and expectations for the first quarter of 2006, the year ending December 31, 2006, and the future. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. Although we believe that our expectations are based on reasonable assumptions, we cannot assure you that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Part I, Item 1A.

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

Our Business Groups. We operate our business through our three primary segments: the Transportation and Standard Products Group (TSPG), the Networking and Computing Systems Group (NCSG) and the Wireless and Mobile Solutions Group (WMSG). TSPG provides products for the automotive electronics, industrial and other markets. NCSG supplies products to the wired and wireless infrastructure and embedded computing markets. WMSG provides products for wireless mobile devices. In addition to these three segments, we have an Other business segment that includes all of our other operations.

Our Separation from Motorola. We were incorporated in Delaware on December 3, 2003 in preparation for the ultimate distribution by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to the Company. The Company completed the contribution and transfer by Motorola of these assets (the “Contribution”) in the second quarter of 2004 and an initial public offering (“IPO”) of the Company’s Class A common stock on July 21, 2004. Prior to the IPO, Freescale was a wholly owned subsidiary of Motorola. On December 2, 2004, Motorola distributed its remaining ownership in the company, to its shareholders through a special dividend of all Class B common stock. Upon completion of these transactions, there was a total of 400 million shares of common stock outstanding, including 130 million Class A and 270 million Class B shares.

Revenues and Expenses. Our revenues are derived from the sale of our embedded processing and connectivity products and the licensing of our intellectual property. Our business segments include both product and intellectual property revenues associated with the activities of each of the respective segments.

We currently manufacture a substantial portion of our products internally at our seven wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value. For the purposes of segment reporting, cost of sales for each segment reflects standard costs, adjustments to inventory balances and valuation and an allocation of manufacturing variances incurred on an actual cost basis. The exceptions to this are facilities in production start-up, which are allocated to the Other segment.

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As our utilization rate increases, there is significant operating leverage in our business as our fixed manufacturing costs are spread over increased output. Our utilization rate for 2005 was higher than the rate experienced in prior years.

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

Our Challenges That Lie Ahead. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment, cellular handsets and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. Through our efforts to reduce and streamline our cost structure, we believe that we are better equipped to respond to changes in market conditions and improve our financial performance. For more information on our challenges that lie ahead, see “Risk Factors” in Part I, Item 1A. of this Report.

Results of Operations

(in millions)

	Year ended December 31,
	2005	2004	2003
Net sales	$5,843	$5,715	$4,864
Cost of sales	3,377	3,617	3,455

Gross margin	2,466	2,098	1,409

Selling, general and administrative	652	637	609
Research and development	1,195	1,099	1,071
Reorganization of businesses and other	9	22	33
Separation expenses	10	74	—

Operating earnings (loss)	600	266	(304)

Other income (expense):
Interest income (expense), net	6	(31)	(114)
Gains on sales of investments and businesses, net	26	41	106
Other, net	(19)	(13)	(7)

Total other income (expense)	13	(3)	(15)

Earnings (loss) before income taxes	613	263	(319)
Income tax expense	50	52	47

Net earnings (loss)	$563	$211	$(366)

Basic earnings per share	$1.39	$1.08	—
Diluted earnings per share	$1.33	$1.06	—

Percentage of Net sales

	Year ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.8	63.3	71.0

Gross margin	42.2	36.7	29.0

Selling, general and administrative	11.2	11.2	12.5
Research and development	20.5	19.2	22.0
Reorganization of businesses and other	0.1	0.4	0.7
Separation expenses	0.1	1.3	—

Operating earnings (loss)	10.3	4.6	(6.2)

Total other income (expense)	0.2	—	(0.3)

Earnings (loss) before income taxes	10.5	4.6	(6.5)
Income tax expense	0.9	0.9	1.0

Net earnings (loss)	9.6	3.7	(7.5)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales

Our Net sales were $5.8 billion in 2005, up 2% from $5.7 billion in 2004. Our orders were $5.9 billion in 2005, up slightly from $5.8 billion in 2004. The increase in Net sales was primarily due to increases in TSPG and WMSG Net sales partially offset by declines in NCSG. The Company experienced an increase in volume of shipments during 2005 of 12% versus the prior year primarily due to increased demand in the wireless market. This impact was partially offset by lower average selling prices in the wireless market. Intellectual property revenue increased to approximately 3% of Net sales in 2005 as compared to 2% of Net sales in 2004.

Gross Margin

Our gross margin increased to $2.5 billion, or 42.2% of Net sales, in 2005 compared to a gross margin of $2.1 billion, or 36.7% of Net sales, in 2004. The increase in gross margin was primarily due to reduced manufacturing costs resulting from increased operating efficiencies and a decrease in depreciation. Our utilization rate in 2005 improved slightly as compared to 2004 due to increased volume and a lower utilization of external manufacturing. In addition, payroll cost reductions of approximately $32 million for the year ended 2005 resulted from the reorganization of business activity announced in the fourth quarter of 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2005 increased 2% from the prior year’s levels. Our selling, general and administrative expenses for 2004 included a $54 million reversal of a provision originally accrued for the potential obligation to reimburse the Chinese government for various exemptions previously received on VAT and duty on imported materials. This increase was partially offset by cost savings of approximately $21 million in payroll and benefits due to reduced headcount, which resulted from the reorganization of business activity announced in the fourth quarter of 2004.

Research and Development

The increase in Research and development expenses to $1.2 billion was due to increased investment in research and development via increased payroll costs and external contract labor, as well as increased introduction of new products by all three of our operating segments for the year ended December 31, 2005 versus the prior year. We also recorded in-process research and development charges of $10 million related to acquisitions during the year. There were $19 million in cost reductions during the year, resulting from the reorganization of business activity announced in the fourth quarter of 2004, which partially offset the increased spending.

Reorganization of Businesses and Other

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to the decision by a customer to discontinue purchasing certain of our products. As a result, during the third quarter of 2005, the Company recorded $16 million for employee separation costs and $1 million in asset impairment and other charges. These actions are expected to generate $22 million in annualized net cost savings in Research and development expenses.

The Company also entered into an agreement with the customer to settle all potential claims by the Company related to the customer’s decision to discontinue utilizing certain products provided by the Company. The Company was paid $17 million, which was recorded during the third quarter of 2005.

A reorganization of business program was announced on October 19, 2004 to streamline operations and reduce selling, general and administrative expenses. As a result, during 2005, we recorded net charges of $7 million; of which $(3) million in net reversals was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying Statements of Operations related to employee separation costs.

During the year ended December 31, 2005, the Company sold all of its property located in West Creek, Virginia, resulting in a $1 million gain. During the year ended December 31, 2004, the Company sold a building, machinery and equipment related to a wafer fabrication facility in Tianjin, China to SMIC. In conjunction with the asset sale, the Company transferred assets, entered into a cross-patent license agreement and paid $30 million in cash in exchange for Series D convertible preference shares in SMIC and warrants then valued at $321 million, resulting in a gain of $6 million. Also sold during 2004 were a facility in South Queensferry, Scotland, a facility in Sendai, Japan, a building in Austin, TX, a building and property in Mesa, Arizona, and excess manufacturing equipment. The total net gains from the disposal of assets held for sale, were $1 million and $14 million for the years ended December 31, 2005 and 2004.

Separation Expenses

Separation expenses were $64 million lower for the year ended December 31, 2005 as compared to the prior year. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Net Interest Income

Net interest income for the year ended December 31, 2005 included interest income of $91 million, which was partially offset by interest expense of $85 million. Net interest expense for the year ended December 31, 2004 included Interest expense of $51 million, which was partially offset by Interest income of $20 million. The increase in interest income is due primarily to the significant increase in invested funds during 2005, and partially due to a slight increase in the return on such invested funds. The increase in interest expense is due to an entire year in which the Company’s long-term debt of $1.25 billion was outstanding. Prior to the Contribution in the second quarter of 2004, our interest expense represented the amount allocated from Motorola. This allocation was based on the relative historical percentage of our net assets included in Motorola’s consolidated financial statements, excluding debt.

Gains on Sales of Investments and Businesses

We recorded a gain of $26 million for the year ended December 31, 2005 related to the sale of our timing solutions business in the third quarter of 2005. This amount compared to $41 million for the year ended December 31, 2004, which primarily related to the sale of our SMIC common stock.

Other

Other expenses increased $6 million primarily due to increased equity losses of non-consolidated investments in private companies.

Effective Tax Rate

Our effective tax rate was 8% for the year ended December 31, 2005, representing a $50 million net tax expense, compared to a 20% effective tax rate in 2004, representing a $52 million net tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (i) no tax expense being recorded on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdiction and foreign tax rate differentials.

In addition, during 2005 we repatriated $354 million in foreign earnings under the American Jobs Creation Act of 2004 (the “Act”). Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a maximum tax rate of 5.25%, versus the maximum U.S. federal statutory rate of 35%. We recognized a charge of $15 million to Income taxes for the year ended December 31, 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales

Our Net sales were $5.7 billion in 2004, up 18% from $4.9 billion in 2003. Our orders were $5.8 billion in 2004, up 16% from $5.0 billion in 2003. The increase in Net sales was primarily due to an 18% volume increase on flat pricing, principally driven by increased demand in the wireless market. The order growth was also principally driven by increased demand in the wireless market. Intellectual property revenue represented approximately 2% of Net sales in 2004 and 3% of Net sales in 2003.

Gross Margin

Our gross margin increased to $2.1 billion, or 36.7% of Net sales, in 2004 compared to a gross margin of $1.4 billion, or 29.0% of Net sales, in 2003. The increase in gross margin was primarily due to the increase in factory utilization rates and the incremental Net sales of $851 million. In addition, depreciation expense reductions from prior facility closures and cost reduction actions initiated prior to 2004 contributed incremental cost savings of $24 million in 2004 and $167 million in 2003. On October 19, 2004, the Company announced further plans to streamline its operations. As a result, we recorded net charges of $33 million included in Cost of sales. Additional annualized savings of $28 million were expected from these actions.

Selling, General and Administrative

Our selling, general and administrative expenses in 2004 increased 5% from 2003. The increase in selling, general and administrative expenses were primarily due to increased employee incentives, partially offset by a net $22 million reduction in expenses for corporate functions previously provided by Motorola.

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

Research and Development

Our research and development expenses, including our ongoing joint development efforts at the wafer fabrication facility in Crolles, France, totaled $1.1 billion, or 19.2% of Net sales, in 2004. This level of expenditures is consistent with research and development expenses for 2003, which represented 22.0% of Net sales.

Reorganization of Businesses and Other

The reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004.

A new reorganization of business program was announced on October 19, 2004 to streamline operations and reduce selling, general and administrative expenses. As a result, we recorded net charges of $79 million, of which $33 million was included in cost of sales and $46 million was recorded under reorganization of businesses in the accompanying Statements of Operations related to employee separation costs incurred in the fourth quarter of 2004. These actions were expected to generate $63 million in annualized net cost savings, $28 million of which is expected to be in cost of sales and $35 million in Selling, general and administrative and Research and development expenses.

Employee severance charges totaled $42 million in 2004 reflecting the $46 million charge in the fourth quarter offset by a total of $4 million in net reversals of previous accruals due to lower than expected employee separation costs and the completion of decommissioning activities at closed facilities for less cost than originally estimated. Employee severance charges totaled $52 million in 2003 primarily related to the impairment of specific facilities located in Arizona and Texas, partially offset by the reversals of exit costs and the decommissioning costs which were no longer needed due to the sale of a facility, as well as asset impairments previously established to cover assets held for sale which were placed back in service.

During the year ended December 31, 2004, the Company sold a building, machinery and equipment related to a wafer fabrication facility in Tianjin, China to SMIC. In conjunction with the asset sale, the Company transferred assets, entered into a cross-patent license agreement and paid $30 million in cash in exchange for Series D convertible preference shares in SMIC and warrants then valued at $321 million, resulting in a gain of $6 million. Also sold during 2004 were a facility in South Queensferry, Scotland, a facility in Sendai, Japan, a building in Austin, TX, a building and property in Mesa, Arizona, and excess manufacturing equipment. The total net gains from the disposal of assets held for sale, were $14 million and $30 million for the years ended December 31, 2004 and 2003, respectively.

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

Segment Information

Our Orders, Net sales, and operating results for our primary segments for the years ended December 31, 2005, 2004 and 2003 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented over 70% of its sales in 2005. In 2005, TSPG Net sales represented 44% of our Net sales compared to 44% in 2004 and 48% in 2003.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2005	2004	2003	2005 - 2004	2004 - 2003
Orders	$2,561	$2,570	$2,296	—	12%
Segment Net sales	2,566	2,508	2,337	2%	7%
Operating earnings	361	262	171	38%	53%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales increased slightly as a result of increased automotive market shipments. The increase in Operating earnings was partially due to increased sales and primarily due to lower manufacturing costs and improved factory performance.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In 2004, Net sales were up 7% from 2003 due to growth in all markets. The increase in Orders was primarily due to higher demand in the automotive, industrial and consumer markets. The increase in Operating earnings was primarily due to increased sales, higher manufacturing utilization and factory cost improvement, partially offset by increased selling, general and administrative expenses.

Networking and Computing Systems Group

NCSG designs, manufactures and markets embedded processors and related connectivity products for the wired and wireless networking and embedded computing markets. NCSG offers semiconductors that facilitate the transmission, switching and processing of data and voice signals within communications systems. In 2005, NCSG Net sales represented 25% of our combined Net sales, compared to 26% in 2004, to 27% in 2003.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2005	2004	2003	2005 - 2004	2004 - 2003
Orders	$1,467	$1,432	$1,364	2%	5%
Segment Net sales	1,434	1,462	1,306	(2)%	12%
Operating earnings	285	273	74	4%	269%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The decrease in Net sales was due to lower volumes of products shipped. The increase in Operating earnings was primarily due to lower manufacturing costs and increased factory utilization.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The increase in Net sales was primarily due to higher demand in the wireless infrastructure and networking markets partially offset by a decline in sales to the pervasive computing market. The increase in Operating earnings was primarily due to increased sales, improved yields, favorable product mix and higher manufacturing utilization.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In 2005, WMSG Net sales represented 30% of our combined Net sales, as compared to 29% in 2004, and 24% in 2003.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2005	2004	2003	2005 - 2004	2004 - 2003
Orders	$1,782	$1,767	$1,242	1%	42%
Segment Net sales	1,775	1,680	1,166	6%	44%
Operating earnings (loss)	78	(96)	(424)	181%	77%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The increase in Net sales and Orders was due to increased demand from customers in the wireless market, particularly from our largest customer, Motorola. The decrease in the Operating loss was primarily due to increased sales, higher manufacturing utilization, and lower research and development expenses, which was partially offset by higher selling, general and administrative expenses.

Other

Other includes sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. Other Net sales represented 1% of our Net sales in 2005, 2004 and 2003.

	Year Ended December 31,			Percent Change
(Dollars in millions)	2005	2004	2003	2005 - 2004	2004 - 2003
Orders	$65	$63	$68	3%	(7)%
Segment Net sales	68	65	55	5%	18%
Operating loss	(124)	(173)	(125)	28%	(38)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Operating loss for the year ended December 31, 2005 decreased over the same period in the prior year due primarily to a decrease in Separation expenses of $64 million in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The increase in Net sales was primarily due to the increase in sales of wafers to other semiconductor companies. The increase in operating loss was primarily related to Separation expenses of $74 million in 2004 and a decrease in gains on sales of held for sale assets of $16 million versus 2003. These increases were partially offset by a reduction in Reorganization of businesses and other charges and a $54 million reversal of liabilities previously accrued for the repayment of investment incentives received related to our wafer fabrication facility in China.

Reorganization of Businesses and Other

Beginning in 2000 and continuing through 2005, we implemented a series of plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to reduce costs and simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

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

During the year ended December 31, 2005, the Company sold all of its property located in West Creek, Virginia. During the year ended December 31, 2004, the Company sold a building, machinery and equipment related to a wafer fabrication facility in Tianjin, China to SMIC. In conjunction with the asset sale, the Company transferred assets, entered into a cross-patent license agreement and paid $30 million in cash in exchange for Series D convertible preference shares in SMIC and warrants then valued at $321 million, resulting in a gain of $6 million. Also sold during 2004 were a facility in South Queensferry, Scotland, a facility in Sendai, Japan, a building in Austin, TX, a building and property in Mesa, Arizona, and excess manufacturing equipment. The total net gains from the disposal of assets held for sale were $1 million, $14 million and $30 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company entered into an agreement with the customer to settle all potential claims by the Company related to the customer’s decision to discontinue utilizing certain products provided by the Company. There are no continuing obligations of the Company under the agreement. The Company was paid $17 million, which was recorded during the third quarter of 2005 under Reorganization of businesses and other in the accompanying Statements of Operations.

The following table provides a summary of the items recorded in Cost of sales and Reorganization of businesses and other:

	For the Years Ended December 31,
	2005	2004	2003
Employee severance	$(3)	$33	$22
Asset impairment and other exit costs	—	(1)	—

Cost of sales	$(3)	$32	$22
Employee severance	$26	$42	$52
Asset impairment and other exit costs	1	(6)	11
Gains on sales of held for sale assets	(1)	(14)	(30)
Settlement of claims related to customer action	(17)	—	—

Reorganization of businesses and other	$9	$22	$33

Total	$6	$54	$55

Year Ended December 31, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, we recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under Reorganization of businesses and other in the accompanying Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2005 employee separation program discussed above:

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at December 31, 2005
Research and development	$—	$—	$16	$—	$—	$(2)	$14

Related headcount	—	—	350	—	—	(80)	270

During 2005, 80 non-manufacturing employees were separated from us. The $2 million used during the year ended December 31, 2005 reflects the initial cash payments made to these separated employees in the fourth quarter. We expect to pay the remaining $14 million during the first six months of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to further reduce costs through an employee separation program. As a result, during the year ended December 31, 2005, we recorded net charges of $7 million; of which net reversals of $(3) million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2004 employee separation program discussed above:

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at December 31, 2005
U.S. manufacturing	$17	$1	$—	$(6)	$—	$(12)	$—
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative/Research and development	42	—	11	—	(1)	(51)	1

Total	$70	$3	$11	$(6)	$(1)	$(76)	$1

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, we had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During 2005, 690 employees were separated from us, of which 430 are manufacturing employees and 260 are non-manufacturing employees. The $76 million used during the year ended December 31, 2005 reflects the initial cash payments made to these separated employees. The remaining $1 million reflects the remaining cash payments due previously separated employees.

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

We expect annualized savings of approximately $63 million from these actions, $28 million in cost of sales, $18 million in selling, general and administrative and $17 million in research and development.

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

For the year ended December 31, 2003, we recorded a net charge of $55 million, of which $22 million were included in Cost of sales and $33 million were recorded under Reorganization of businesses and other in our Statements of Operations. The aggregate $85 million charge is comprised of the following:

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

Cash and Cash Equivalents

The following table reflects our total Cash and cash equivalents, Short-term investments and Marketable securities positions at December 31, 2005 and 2004.

	As of December 31,
(in millions)	2005	2004
Cash and cash equivalents	$212	$382
Short-term investments	1,209	1,992
Marketable securities	1,604	—

Total	$3,025	$2,374

As of December 31, 2005, $2.6 billion of this amount was held by our U.S. subsidiaries and $438 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. During 2005, the Company repatriated $354 million in foreign earnings under the American Jobs Creation Act of 2004.

Operating Activities

During the year ended December 31, 2005, we generated positive cash flow from operations of $1.3 billion, which is consistent with 2004 operating cash flows. Our positive cash flow from operations in 2005 was driven by Net earnings of $563 million, depreciation and amortization of $691 million and a decrease in inventory of $92 million. Partially offsetting these items were an increase in Accounts receivable of $83 million and a decrease of $12 million in Accounts payable and accrued liabilities.

Our net Accounts receivable were $535 million at December 31, 2005, as compared to $448 million at December 31, 2004. Our days sales outstanding were 32 days as of December 31, 2005, as compared to 28 days outstanding as of December 31, 2004. The increase to net Accounts receivable as of December 31, 2005 was due primarily to the increase in the number of days sales outstanding.

Our Inventory decreased $92 million from December 31, 2004 to December 31, 2005. Our days of inventory on hand were 69 and 76 as of December 31, 2005 and 2004, respectively.

Our Accounts payable were $469 million as of December 31, 2005, as compared to $474 million at December 31, 2004. Our days purchases outstanding were 52 days and 47 days as of December 31, 2005 and 2004, respectively.

Investing Activities

Our net cash used for investing activities was $1.4 billion and $2.5 billion in 2005 and 2004, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses.

During the third and fourth quarter of 2005 we invested $1.6 billion in excess cash from operations and funds previously invested via a wholly-owned money market fund into Marketable securities with longer maturities than the funds in our money market fund. The average effective maturity of the securities in the new investment portfolio is 1.6 years.

Our capital expenditures were $491 million and $522 million in 2005 and 2004, respectively. Our capital expenditures as a percentage of Net sales were 8% and 9% in 2005 and 2004, respectively.

Cash used for strategic acquisitions and new investment activities was $71 million and $41 million in 2005 and 2004, respectively. The use in 2005 was primarily due to the acquisition of substantially all of the assets of two businesses, consisting primarily of intellectual property and licenses, and the common stock of another business. Our expenditures in 2004 included the transfer of $30 million of cash to SMIC in connection with the sale of our wafer fabrication facility in China.

We received cash proceeds from dispositions of investments and businesses of $43 million and $100 million in 2005 and 2004, respectively. The 2005 proceeds were generated primarily as a result of the sale of our timing solutions business, while the 2004 proceeds were generated from the sale of our SMIC stock.

Financing Activities

Our net cash used by financing activities was $21 million in 2005, resulting primarily from the stock repurchases of $103 million and costs of terminating our interest rate swaps of $21 million, partially offset by proceeds of $106 million from the exercise of stock options and employee stock purchase plan share purchases. This compared to our net cash provided by financing activities of $1.5 billion in 2004, resulting primarily from proceeds of the IPO and concurrent debt offering, as well as distributions and transfers to Motorola.

During the third quarter of 2005, we announced that our Board of Directors has authorized us to repurchase up to $500 million of our outstanding shares of common stock. The share repurchases will occur from time to time in the open market, through broker managed programs or through privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. The action taken by our Board of Directors does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. In the fourth quarter of 2005, we repurchased approximately 4 million shares for $103 million; however, we did not effect any share repurchases under this plan during the third quarter of 2005. We also obtained approximately 408 thousand shares in 2005 related to the withholding of shares of our Class A common stock used to satisfy employee tax obligations in connection with the vesting of restricted stock units.

The change in financing activities is due to the IPO in July 2004 resulting in proceeds, net of IPO offering costs, of $1.6 billion. In conjunction with the spin-off from Motorola we also had proceeds, net of debt issuance costs, of $1.2 billion related to our long-term debt offering in July 2004. In connection with the spin-off from Motorola we also distributed $1.1 billion to Motorola.

We have an aggregate of $1.25 billion in notes outstanding at December 31, 2005, consisting of $400 million of floating rate notes bearing interest at a rate equal to the three-month LIBOR plus 2.75% and maturing in 2009, $350 million of 6.875% notes maturing in 2011 and $500 million of 7.125% notes maturing in 2014. The notes are unsecured senior obligations and rank equally with all of our existing and future unsecured senior debt and senior to all of our future subordinated debt. In July 2004, we received credit ratings from Standard & Poor’s and Moody’s of BB+ and Ba2, respectively, on this debt. Fitch initiated coverage in October 2004 with a credit rating of BB+. Moody’s recently upgraded their rating in December 2005 to Ba1.

In connection with this debt issuance, we entered interest rate swap contracts with various counterparties as a hedge of the fair value of the fixed rate notes. Under the terms of the interest rate swap contracts, we converted the fixed interest rate debt to variable interest linked to six-month LIBOR interest rates. During the fourth quarter of 2005, we settled these interest rate swap contracts by paying $21 million. The amount paid will be amortized over the term of the debt securities previously hedged.

The notes have restrictive covenants that limit our ability to, among others, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2005.

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

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations, net of minimum sublease income, as of December 31, 2005.

	Payments Due by Period
(in millions)	2006	2007	2008	2009	2010	Thereafter	Total
Debt obligations (including short-term debt)	$2	$—	$—	$400	$—	$850	$1,252
Leases (1)	54	47	37	29	22	78	267
Software licenses	46	51	55	33	—	—	185
Service obligations	44	4	4	3	3	5	63
Purchase commitments (2)	137	—	—	—	—	—	137

Total contractual cash obligations	$283	$102	$96	$465	$25	$933	$1,904

(1)	Minimum sublease income in 2006 is approximately $3 million. Sublease income after 2006 is minimal.
(2)	Commitments associated with our agreement with two other entities to jointly develop 300 millimeter technology have been excluded from the above table. We are committed based upon an annual operating plan to fund certain amounts of shared research and development costs and capital expenditures required to construct this facility. These costs are not fixed and determinable at December 31, 2005.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, share repurchases and debt service. We believe that our current net cash balance of approximately $1.8 billion (total Cash and cash equivalents, Short-term investments and Marketable securities less total debt) and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, share repurchase program and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt, or utilize our Cash and cash equivalents or Short-term investments.

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

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	product sales and intellectual property revenue recognition and valuation;

•	valuation of investments and long-lived assets;

•	restructuring activities;

•	accounting for income taxes; and

•	inventory valuation methodology.

If actual results differ significantly from management’s estimates and projections, there could be a material adverse effect on the Company’s financial statements.

Product Sales and Intellectual Property Revenue Recognition and Valuation

We generally market our products to a wide variety of end users and a network of distributors. Our policy is to record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment. We record reductions to sales for allowances for collectibility, discounts and price protection, product returns and incentive programs for distributors related to these sales, based on actual historical experience, current market conditions and other relevant factors at the time the related sale is recognized.

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

Revenues from licensing our intellectual property have approximated 3%, 2% and 3% of Net sales in 2005, 2004 and 2003, respectively. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements also can be linked with other contractual agreements and could represent multiple element arrangements under EITF Issue 00-21 “Revenue Arrangements With Multiple Elements” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104 “Revenue Recognition”. The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Valuation of Investments and Long-Lived Assets

We assess the impairment of investments and long-lived assets, which include identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, an annual assessment of goodwill impairment was performed in the fourth quarter of 2005 resulting in no necessary impairment. Important factors which could require an impairment review include: (1) underperformance relative to expected historical or projected future operating results; (2) changes in the manner of use of the assets or the strategy for our overall business; (3) negative industry or economic trends; (4) declines in stock price of an investment for a sustained period; and (5) our market capitalization relative to net book value.

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

The net book values of these investments and long-lived assets at December 31, 2005 and 2004 were as follows (in millions):

	December 31, 2005	December 31, 2004
Property, plant and equipment	$2,035	$2,207
Goodwill	253	222
Strategic investments	12	31
Intangible assets	30	17

Total	$2,330	$2,477

We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Restructuring Activities

Beginning in 2000 and through 2005, we announced plans to reduce our workforce, discontinue product lines, exit businesses and consolidate manufacturing operations. We initiated these plans in an effort to reduce costs and simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of severance payments to terminated employees. At each reporting date, we evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Accounting for Income Taxes

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

For periods prior to the IPO, our operating results have been included in Motorola’s consolidated United States federal and state income tax returns and in certain foreign jurisdictions. The provision for income taxes in our financial statements prior to the IPO has been determined on a separate return basis. Pursuant to SFAS No. 109, we are required to assess our deferred tax asset and the need for a valuation allowance on a separate return basis, and exclude from that assessment the utilization of all or a portion of those losses by Motorola under the separate return method. To the extent that Motorola has utilized a portion of our operating losses in their consolidated returns, we were reimbursed for the utilization of those losses prior to the Contribution. Such reimbursement is considered a capital contribution and is reflected as an increase to business/stockholders’ equity in the accompanying consolidated and combined financial statements. After the Contribution, and pursuant to the Tax Sharing Agreement, to the extent that Motorola expects to utilize a portion of the Company’s losses prior to the IPO, the Company has not recorded any reimbursement for the utilization of these losses in the provision.

As we have incurred cumulative losses in the United States, and to a lesser extent, certain foreign jurisdictions, we have not recognized tax benefits for these operating losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of SFAS No. 109 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. At December 31, 2005, we had valuation allowances of $582 million.

The Company has reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are fully supported, it nevertheless has established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. We believe the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 by approximately $50 million to $70 million. See Note 1 of our consolidated financial statements in Item 8: Financial Statements and Supplementary Data for additional information.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the impact of SFAS No. 151 to have a material effect our financial position, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, our transactions are denominated in a variety of currencies. We have a foreign exchange management process to manage currency risks resulting from transactions in currencies other than the functional currency of our subsidiaries. We use financial instruments to hedge, and therefore attempt to reduce our overall exposure to the effects of currency fluctuations on cash flows. Our policy prohibits us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.

Our strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on our management’s assessment of risk. Almost all of our non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. We use forward contracts and options to hedge these currency exposures. In addition, we hedge some firmly committed transactions and expect to hedge some forecasted transactions and investments in foreign subsidiaries in the future. A portion of our exposure is from currencies that are not traded in liquid markets, such as those in Latin America and Asia, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At December 31, 2005, we had net outstanding foreign exchange contracts not designated as hedges with notional amounts totaling $312 million. The fair value of these contracts was a net unrealized gain of $16 million at December 31, 2005. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of December 31, 2005:

Buy (Sell)	December 31, 2005
Euro	$84
Danish Kroner	(77)
British Pound	(58)
Malaysian Ringgit	33
Japanese Yen	(17)

We are exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, we do not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, equity investments, and notes as well as accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $22 million as of December 31, 2005 if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Instruments used as fair value hedges and cash flow hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as either a fair value hedge or cash flow hedge at the inception of the contract. Accordingly, changes in market values of such hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

At December 31, 2005, we had one foreign currency exchange contract designated as a cash flow hedge with aggregate notional and fair value amounts each of less than $1 million.

Interest Rate Risk

Our financial instruments include cash and cash equivalents, short-term investments, long-term investments in available-for-sale debt and equity securities, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

At December 31, 2005, the fair value of our Short-term investments and our Marketable securities approximated $1.2 billion and $1.6 billion, respectively, which has been determined based upon quoted market prices. A 10% increase in market rates would have a $14 million impact on the fair value of these investments.

Our debt securities consist of $400 million with variable interest rates based on three-month LIBOR maturing in 2009 and an aggregate of $850 million with fixed interest rates maturing in 2011 ($350 million) and 2014 ($500 million).

In order to manage the mix of fixed and floating rates in our debt portfolio, we entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to variable-rate payments based on LIBOR. In July 2004, we entered into two rate swap contracts: (i) $350 million underlying our 6.875% notes due 2011, and (ii) $500 million underlying our 7.125% notes due 2014. We settled these interest rate swap contracts during the fourth quarter of 2005, paying $21 million. The amount paid will be amortized over the term of the debt securities previously hedged.

At December 31, 2005, the fair value of our long-term debt approximated $1.3 billion, which has been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would have a $34 million impact on the fair value of our long-term debt.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2005.

A hypothetical 10% decline in market rates would decrease net earnings by approximately $11 million over the next fiscal year.

Equity Price Market Risk

The value of our available-for-sale equity securities was minimal as of the year ended December 31, 2005 if the price of the stock in each of the publicly-traded companies were to change by 10%.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Freescale Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of Freescale Semiconductor, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, business/stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Freescale Semiconductor, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Freescale Semiconductor, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Austin, Texas

February 8, 2006

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$5,843	$5,715	$4,864
Cost of sales	3,377	3,617	3,455

Gross margin	2,466	2,098	1,409

Selling, general and administrative	652	637	609
Research and development	1,195	1,099	1,071
Reorganization of businesses and other	9	22	33
Separation expenses	10	74	—

Operating earnings (loss)	600	266	(304)

Other income (expense):
Interest income (expense), net	6	(31)	(114)
Gains on sales of investments and businesses, net	26	41	106
Other, net	(19)	(13)	(7)

Total other income (expense)	13	(3)	(15)

Earnings (loss) before income taxes	613	263	(319)
Income tax expense	50	52	47

Net earnings (loss)	$563	$211	$(366)

Net earnings per common share:
Basic	$1.39	$1.08
Diluted	$1.33	$1.06
Weighted average common shares outstanding:
Basic	405	195
Diluted	423	200
Pro forma earnings per common share:
Basic		$0.63
Diluted		$0.62
Pro forma weighted average common shares outstanding:
Basic		334
Diluted		339

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$212	$382
Short-term investments	1,209	1,992
Accounts receivable, net of allowance for doubtful accounts of $5 and $4 at December 31, 2005 and 2004, respectively	535	448
Inventories	647	742
Other current assets	367	448

Total current assets	2,970	4,012

Property, plant and equipment, net	2,035	2,207
Investments	1,616	31
Goodwill	253	222
Other assets, net	296	247

Total assets	$7,170	$6,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of capital lease obligations	$7	$2
Accounts payable	469	474
Accrued liabilities and other	663	693

Total current liabilities	1,139	1,169

Long-term debt	1,230	1,269
Other liabilities	354	345

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 141 and 131 shares issued and outstanding at December 31, 2005 and 2004, respectively	1	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding at December 31, 2005 and 2004	3	3
Additional paid-in capital	3,942	3,800
Treasury stock at cost, 4 shares at December 31, 2005	(97)	—
Accumulated other comprehensive (loss) earnings	(30)	59
Retained earnings	628	73

Total stockholders’ equity	4,447	3,936

Total liabilities and stockholders’ equity	$7,170	$6,719

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated and Combined Statements of Business/Stockholders’ Equity

(In millions)

		Class A Common Stock		Class B Common Stock
	Owner’s Net Investment	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Other Comprehensive Earnings (loss)	Retained Earnings	Comprehensive Earnings (loss)
Balances at December 31, 2002	$4,060	—	$—	—	$—	$—	$—	$(36)	$—	$(1,664)

Net loss	(366)	—	—	—	—	—	—	—	—	$(366)
Net transfers to Motorola	(272)	—	—	—	—	—	—	—	—	—
Net unrealized gains on securities (net of tax effect of $0)	—	—	—	—	—	—	—	1	—	1
Net foreign currency translation adjustments (net of tax effect of $0)	—	—	—	—	—	—	—	169	—	169

Balances at December 31, 2003	$3,422	—	$—	—	$—	$—	$—	$134	$—	$(196)

Net earnings	138	—	—	—	—	—	—	—	73	211
Net transfers to Motorola	(520)	—	—	—	—	—	—	—	—	—
Net unrealized gains on securities (net of tax effect of $0)	—	—	—	—	—	—	—	104	—	104
Net foreign currency translation adjustments (net of tax effect of $0), pre-Contribution	—	—	—	—	—	—	—	16	—	16
Contribution	(3,040)	—	—	278	3	3,291	—	(254)	—	—
Net foreign currency translation adjustments (net of tax effect of $0), post-Contribution	—	—	—	—	—	—	—	59	—	59
Capital contribution by Motorola	—	—	—	—	—	10	—	—	—	—
IPO proceeds, net of offering costs	—	130	1	(8)	—	1,611	—	—	—	—
Distributions to Motorola	—	—	—	—	—	(1,127)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	11	—	—	—	—
Proceeds from stock option exercises	—	1	—	—		4	—	—	—	—

Balances at December 31, 2004	$—	131	$1	270	$3	$3,800	$—	$59	$73	$390

Net earnings	—	—	—	—	—	—	—	—	563	563
Net foreign currency translation adjustments (net of tax effect of $0)	—	—	—	—	—	—	—	(79)	—	(79)
Net unrealized losses on securities (net of tax effect of $0)	—	—	—	—	—	—	—	(9)	—	(9)
Minimum pension liability	—	—	—	—	—	—	—	(1)	—	(1)
Share repurchases	—	—	—	—	—	—	(103)	—	—	—
Vesting of RSUs	—	2	—	—	—	—	(9)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	43	—	—	—	—
Employee stock purchase plan issuances	—	2	—	—	—	27	—	—	—	—
Proceeds from stock option exercises	—	6	—	—	—	72	15		(8)	—

Balances at December 31, 2005	$—	141	$1	270	$3	$3,942	$(97)	$(30)	$628	$474

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Consolidated and Combined Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$563	$211	$(366)
Depreciation and amortization	691	788	924
Net expenses paid by Motorola	—	65	—
Charges for reorganization of businesses	6	54	55
Stock-based compensation	43	11	—
Gain on sales of investments and businesses, net	(26)	(41)	(106)
Deferred income taxes	14	21	49
Other non-cash items	14	(58)	(19)
Change in operating assets and liabilities, net of effects of acquisitions, dispositions, Contribution and Distribution:
Accounts receivable	(83)	(6)	72
Inventories	92	43	148
Other current assets	25	(177)	(86)
Accounts payable and accrued liabilities	(12)	359	(140)
Other operating assets and liabilities	(55)	2	27

Net cash provided by operating activities	1,272	1,272	558

Cash flows from investing activities:
Capital expenditures	(491)	(522)	(310)
Acquisitions and strategic investments, net of cash acquired	(71)	(41)	(33)
Proceeds from sale of property, plant and equipment and assets held for sale	37	38	96
Payments for other assets	(80)	(81)	(47)
Proceeds from sale of strategic investments and businesses	43	100	150
Sales and purchases of short-term investments, net	783	(1,992)	—
Sales of marketable securities	845	—	—
Maturities of marketable securities	640	—	—
Purchases of marketable securities	(3,109)	—	—

Net cash used for investing activities	(1,403)	(2,498)	(144)

Cash flows from financing activities:
Proceeds from stock option exercises and ESPP stock purchases	106	4	—
Debt modification and interest rate swap termination costs	(24)	—	—
Purchases of treasury stock	(103)	—	—
Debt issuance proceeds, net of debt issuance costs	—	1,218	—
IPO proceeds, net of IPO offering costs	—	1,612	—
Repayment of short-term borrowings	—	(22)	(35)
Repayment of long-term debt	—	(7)	(87)
Net transfers to Motorola	—	(170)	(251)
Borrowings from Motorola	—	428	—
Repayments to Motorola	—	(428)	—
Distributions to Motorola	—	(1,127)	—

Net cash provided by (used for) financing activities	(21)	1,508	(373)

Effect of exchange rate changes on cash and cash equivalents	(18)	13	2

Net increase (decrease) in cash and cash equivalents	(170)	295	43
Cash and cash equivalents, beginning of year	382	87	44

Cash and cash equivalents, end of year	$212	$382	$87

See accompanying notes.

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

The Company and Motorola have entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. See Note 2 for additional discussion. Transactions between Freescale and Motorola have been identified in the financial statements as transactions between related parties through the expiration of substantially all of the services provided under the transition services agreement.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Revenue Recognition: The Company recognizes revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are primarily related to European customers where these terms are customary, are recognized upon delivery. Accruals are established, with the related reduction to revenue, for allowances for discounts and product returns based on actual historical exposure at the time the related revenues are recognized. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized at the time the Company has fulfilled its obligations and the fee received is fixed or determinable or are deferred. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. As a percentage of sales, revenue related to licensing agreements represented 3%, 2%, and 3% for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Product-Related Expenses: Shipping and handling costs associated with product sales are included in cost of sales. Expenditures for advertising are expensed as incurred, and are included in Selling, general and administrative expenses. Provisions for estimated costs related to product warranties are made at the time the related sale is recorded, based on historic trends. Research and development costs are expensed as incurred.

Government Grants: Investment incentives related to government grants are recognized when a legal right to the grant exists and there is reasonable assurance that both the terms and conditions associated with the grant will be fulfilled and the grant proceeds will be received. Government grants are recorded as a reduction of the cost being reimbursed.

Stock Compensation Costs: The Company accounts for employee options to purchase Freescale stock and restricted stock units and for employee participation in the Freescale employee stock purchase plan under the intrinsic value method of expense recognition. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion 25, there is no compensation expense resulting from the issuance of the options as the exercise price was equivalent to the fair market value at the date of grant.

Prior to the Distribution, compensation expense, if any, relating to Motorola options and restricted stock units held by Freescale employees was allocated by Motorola to Freescale on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by the Company’s employees were converted to options to acquire Class A common stock of the Company. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and allowed for the fair value of the grant before and after the conversion to be maintained. As a

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

result, under this formula, using the average closing prices at the Distribution Date of Motorola and Freescale shares of stock, a total of approximately 23 million unvested Freescale stock options at an average exercise price of $9.91 were issued. These new issuances will maintain the original fair value calculated at their original grant date from Motorola and any related compensation expense (or pro forma compensation expense) will continue to be recognized (or disclosed) over the remaining employee service period.

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

The Company has evaluated the pro forma effects of using the fair-value-based method of accounting and as such, net earnings (loss), basic earnings per common share and diluted earnings per common share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
Net earnings (loss):
Net earnings (loss), as reported	$563	$211	$(366)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of tax	46	20	5
Deduct: Pro forma stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(119)	(76)	(84)

Pro forma	$490	$155	$(445)

Basic earnings per common share:
As reported	$1.39	$1.08
Pro forma	$1.21	$0.80

Diluted earnings per common share:
As reported	$1.33	$1.06
Pro forma	$1.16	$0.78

The weighted-average fair value of options granted was $10.81, $7.42, and $3.21 for 2005, 2004 and 2003, respectively. The fair value of each option is estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for grants in 2005, 2004 and 2003, respectively: dividend yields of 0%, 0% and 1.8%, respectively; expected volatility of 62%, 63% and 47%, respectively; risk-free interest rate of 3.9%, 3.5% and 2.6%, respectively; and expected lives of five years for each grant.

As a result of the issuance of a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation, the Company will be required, beginning in the first quarter of 2006, to begin expensing the stock compensation related to options instead of the disclosure only requirement disclosed above. See Recent Accounting Pronouncements for further discussion. The Company’s actual and pro forma stock-based compensation expense is as presented below:

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Stock-based Employee Compensation Expense

	Year Ended December 31,
	2005	2004	2003
Included in reported earnings
Cost of sales	$14	$8	$2
Selling, general and administrative	19	11	3
Research and development	18	6	1

Total	$51	$25	$6

Total (net of tax)	$46	$20	$5

Incremental pro forma
Cost of sales	$19	$18	$24
Selling, general and administrative	27	22	29
Research and development	33	30	40

Total	$79	$70	$93

Total (net of tax)	$73	$56	$79

Pro forma stock-based employee compensation expense (net of tax)	$119	$76	$84

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

Cash and Cash Equivalents: The Company considers all highly liquid investments, not considered Short-term investments or Marketable securities, purchased with an original maturity of three months or less to be cash equivalents.

Prior to the Contribution, Motorola primarily utilized a worldwide centralized approach to cash management, in which cash accounts were principally swept on a daily basis, with the financing of its operations and all related activity between the Company and Motorola reflected as business equity transactions in Owner’s Net Investment in the combined financial statements.

Investments: Investments include, principally, available-for-sale debt and equity securities at fair value, as well as cost and equity method investments. For the available-for-sale debt and equity securities, any unrealized holding gains and losses, net of deferred taxes, are excluded from operating results and are recognized as a separate component of Stockholders’ equity until realized. The fair values of the securities are determined based on prevailing market prices. The Company assesses declines in the fair value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired. This assessment is made by considering available evidence including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company, and the Company’s intent and ability to hold the investment.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Inventories: Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the declining-balance, or the straight-line methods, based on the lesser of the estimated useful or contractual lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years), and commences once the assets are ready for their intended use.

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and reclassified to assets held for sale.

Intangible Assets: Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. Goodwill is reviewed for impairment at least annually during the fourth quarter. No goodwill impairments were recorded in 2005, 2004 or 2003. Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 3 to 10 years. The Company has no intangible assets with indefinite useful lives.

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

Income Taxes: The Company’s income taxes as presented herein are calculated on a separate tax return basis, although the Company was included in the consolidated tax return of Motorola prior to the IPO. Motorola managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that the Company would have followed or does follow as a stand-alone company. The Company became responsible for filing its own tax returns in all jurisdictions beginning in 2004. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and also for net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company has reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are fully supported, it nevertheless has established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investments, accounts payable, accrued liabilities, foreign currency derivative contracts and long-term debt. Except for the fair value of our investments and long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2005 and 2004. See Notes 3, 4 and 5 for further details concerning the fair value of our investments, long-term debt and foreign currency derivative contracts, respectively.

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

Reclassifications: Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

The Company has reclassified various amounts in its Consolidated Balance Sheet as of December 31, 2004, including approximately $2.0 billion of securities held in the money market fund described in Note 3 from Cash and cash equivalents to Short-term investments. The reclassifications did not have a material impact on the Company’s current assets, current liabilities, total assets, or total liabilities and did not affect stockholders’ equity.

The Consolidated and Combined Statements of Operations include reclassified incentive compensation costs, which were previously reported as a component of Selling, general and administrative expense, to Cost of sales and Research and development expense based upon the function in which the related employees operate. In addition, certain technology costs, which were previously reported as a component of Cost of sales or Selling, general and administrative expense were reclassified to Research and development expense. The impact of these reclassifications and others was a reduction to the Company’s Gross margin of $42 and $4 million in 2004 and 2003, respectively, a decrease in Selling, general and administrative expense of $162 million and $40 million in 2004 and 2003, respectively, and an increase in Research and development expense of $134 million and $66 million in 2004 and 2003, respectively. The reclassifications have also been reflected within the quarterly financial information provided in Note 13. The reclassifications did not affect Net sales, Operating earnings, net earnings or earnings per share.

The Consolidated and Combined Statements of Cash Flows includes reclassified amounts associated with the purchase of certain technology related and other assets, which were previously reported as a component of cash flows from operating activities, to cash flows from investing activities. The impact of the reclassification was an increase to cash flows from operating activities of $82 million and $47 million in 2004 and 2003, respectively, with a corresponding decrease to cash flows from investing activities.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. We believe the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 by approximately $50 million to $70 million.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the impact of SFAS No. 151 to have a material effect our financial position, results of operations or liquidity.

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

Transition Services Agreement

The transition services agreement governed the provision by Motorola to the Company of certain support services, on an interim and transitional basis, including accounting, tax, cash management, human resources, information technology, and other general and administrative functions. These services were provided during the eighteen month period beginning April 4, 2004.

Employee Matters Agreement

The employee matters agreement allocates responsibility and liability for certain employee-related matters and provided that for a one-year period following the Contribution, while they are employed by the Company, such employees’ terms and conditions of employment (other than the United States pension and retiree medical) would be at least substantially comparable in the aggregate to their terms and conditions of employment in effect immediately prior to the Contribution date. This agreement details actions regarding employee benefit arrangements and employee stock and incentive compensation arrangements.

Transactions with Motorola

The Company designs, produces and sells semiconductors to Motorola. The Company’s direct Net sales to Motorola included in Net sales were $1.3 billion and $961 million for the years ended 2004 and 2003, respectively. Accounts receivable from Motorola were $266 million, including $155 million due in connection with the Distribution, at December 31, 2004. Accounts payable to Motorola were $59 million at December 31, 2004.

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

Employee Benefits and Incentives: Represents fringe benefit costs and other employee benefits and incentives. These amounts are reflected in the respective Cost of sales, Selling, general and administrative and Research and development in the accompanying Statements of Operations. Fringe benefits include 401(k) match and profit sharing, U.S. pension plan, retiree healthcare and group healthcare costs, and are allocated to the Company on a headcount basis for 401(k) and group healthcare costs and on an eligible compensation or eligible service years basis for pension and retiree medical costs. Other employee benefits and incentives include officers and supplemental pension, restricted stock compensation and incentive program costs. These costs are allocated on a specific employee identification basis with a proportional allocation of corporate employee related costs.

Interest Expense: Prior to the Contribution, Motorola provided financing to the Company and incurred debt at Motorola. Although the incurred debt is not allocated to the Company, a portion of the interest expense was allocated based on the relative historical percentage of the Company’s net assets, included in Motorola’s consolidated financial statements, excluding debt, to Motorola’s consolidated total net assets, excluding debt with such amounts reflected in Interest income (expense), net in the accompanying Statements of Operations.

After the first quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement discussed above. Under the terms of the transition services agreement, the Company also received compensation for services provided to Motorola in certain locations. The Company charged Motorola $18 million for services provided during the year ended December 31, 2004. These amounts were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

The following table presents the expense allocations reflected in the accompanying Statements of Operations and expenses incurred under the transition services agreement:

	Year Ended December 31,
	2005	2004	2003
Expense allocations:
General corporate expenses	$—	$36	$134
Basic research	—	10	42
Employee benefits and incentives	—	63	228
Interest expense	—	20	109
Expenses under the transition services agreement:
General corporate expenses	8	130	—
Employee benefits and incentives	—	132	—

	$8	$391	$513

The Company and Motorola considered these general corporate expenses, basic research and employee benefits and incentives allocations to be a reasonable reflection of the utilization of services provided.

Motorola primarily uses a worldwide centralized approach to cash management and the financing of its operations with related activity between the Company and Motorola prior to the second quarter of 2004 reflected

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

as equity transactions in Owner’s net investment in the combined financial statements. Types of intercompany transactions include (1) cash deposits from the semiconductor businesses that were transferred to Motorola’s bank account on a regular basis, (2) cash borrowings from Motorola used to fund operations, capital expenditures or acquisitions, (3) capital contributions for income taxes, and (4) allocations of corporate expenses identified above.

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

Certain retiree benefits were available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, the Company assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The amount of the retiree medical benefit obligation assumed by the Company was $118 million as of the Distribution. Motorola also apportioned $68 million in plan assets from their benefit trusts related to this obligation. The allocated plan assets plus the related returns of $7 million as of December 31, 2005 are reflected as a miscellaneous receivable in Other current assets. The receivable will be settled by Motorola with assets acceptable to Motorola and the Company without adverse tax consequences as permitted by law.

At the Distribution Date, certain benefits, including U.S. pension and post-retirement medical benefits, were frozen, and the Company’s participation in the Motorola benefit plans ceased. As a result, a net $15 million curtailment gain was recognized in 2004.

The following table reflects a summary of significant transactions during the year ended December 31, 2004 with Motorola subsequent to the Contribution and their related impact on the Company’s financial position and results of operations:

	Statements of Operations		Balance Sheet
	Separation Expenses	Selling, General & Administrative	Other Current Assets	Liabilities	Additional Paid-In-Capital
Net expenses paid by Motorola for Freescale’s benefit	$30	$35	$4	$—	$(69)
Assumption of retiree medical benefit obligation	—	—	68	(118)	50
Assumption of long-term Disability liability	—	—	—	(9)	9
Net curtailment gains	(15)	—	17	(2)	—

	$15	$35	$89	$(129)	$(10)

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

(3) Other Financial Data

Statements of Operations Supplemental Information

Selling, General and Administrative

Investment incentives of $48 million for the year ended December 31, 2003 were included as a reduction of Selling, general and administrative in the accompanying Statements of Operations. These incentives primarily related to the development of our wafer fabrication facility in China.

In 2002, as a result of the Company’s decision not to be the sole owner of a wafer fabrication facility in China, the Company recorded an $80 million provision associated with the potential obligation to reimburse the Chinese government for tax exemptions previously received. However, the acquirer of the wafer fabrication facility, Semiconductor Manufacturing International Corporation (SMIC), filed an application in January 2004 with the Chinese government to request that their exemption provided by the Chinese government to exclude imported raw materials, construction material and production equipment for VAT and duty be expanded to include the Company’s obligations related to these exemptions. In February 2004, the Chinese government accepted this application, and the Company’s liability to reimburse these incentives was reduced by $51 million, of which $54 million was recognized as a reduction of Selling, general and administrative and $3 million has been recognized as Income tax expense in the Company’s accompanying Statements of Operations for year ended December 31, 2004.

Separation Expenses

Separation expenses represent incremental, non-recurring costs that were directly related to the Contribution and separation from Motorola and include transaction taxes, professional fees, information technology and other services. Motorola funded $30 million in separation expenses in 2004 after the Contribution, which was accounted for as a capital contribution. The separation expenses were offset by a $15 million net gain on curtailments, associated with the culmination of our employees’ participation in Motorola sponsored employee benefit plans. The Company incurred approximately $10 million and $74 million in Separation expenses during the years ended December 31, 2005 and 2004, respectively.

Other Income (Expense)

The following table displays the amounts comprising Interest income (expense), net, and Other included in Other income (expense) in the accompanying Statements of Operations:

	Year Ended December 31,
	2005	2004	2003
Interest income (expense), net:
Interest expense	$(85)	$(51)	$(115)
Interest income	91	20	1

	$6	$(31)	$(114)

Other:
Investment impairments	$(8)	$(5)	$(9)
Equity in earnings (losses) of non-consolidated investments	(11)	(3)	3
Net foreign currency (losses)	—	(5)	(1)

	$(19)	$(13)	$(7)

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Prior to the Contribution, Motorola allocated interest expense to the Company, which amounted to $20 million and $109 million in 2004 and 2003, respectively. Following the Contribution, the allocation of interest expense was discontinued as the Company secured borrowings from outside sources, as well as borrowings from Motorola, until the IPO and concurrent debt offering, and incurred interest expense on such borrowings. On July 21, 2004, the Company completed the sale of $1.25 billion of senior unsecured debt. See Note 4 for additional discussion.

Cash paid for interest was approximately $67 million and $5 million in 2005 and 2004, respectively.

Earnings Per Share

The Company calculated its earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. For both 2005 and 2004, approximately 1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average price of the common shares, and therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Weighted average common shares outstanding	405	195
Dilutive effect of stock options/restricted stock units	18	5

Diluted weighted average common shares outstanding	423	200

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

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Balance Sheet Supplemental Information

Short-Term Investments

The Company and its subsidiaries invest their excess cash in a money market fund, which is a wholly owned subsidiary. The money market fund provides the Company and its subsidiaries a mechanism to effectively and efficiently manage its free cash flow on a global basis. The money market fund does not have investments in related parties of the Company or its subsidiaries.

The money market fund portfolio is managed by two major outside investment management firms and includes investments in high quality (rated at least A/ A-2 by S&P or A3/ P-2 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The underlying weighted average maturity of the investments was approximately 65 days and 50 days at December 31, 2005 and 2004, respectively. The Company values investments in the money market fund using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations.

Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Work in process and raw materials	$441	$502
Finished goods	206	240

	$647	$742

Other Current Assets

Other current assets consist of the following:

	December 31,
	2005	2004
Miscellaneous receivables	$195	$254
Prepaid expenses	61	60
Deferred taxes	31	26
Foreign exchange derivative contracts	19	—
Assets held for sale	15	45
Other	46	63

	$367	$448

Assets held for sale were $15 million and $45 million at December 31, 2005 and 2004, respectively. The assets held for sale at December 31, 2005 primarily consist of a facility in Austin, Texas. The assets held for sale at December 31, 2004 primarily consisted of the property in West Creek, Virginia and a facility in Austin, Texas.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Property, Plant, and Equipment

Property, Plant and Equipment, net, consist of the following:

	December 31,
	2005	2004
Land	$48	$53
Building	998	1,017
Machinery and equipment	1,989	1,518
Assets not yet placed in service	130	170

	3,165	2,758
Less accumulated depreciation	(1,130)	(551)

	$2,035	$2,207

Included in Property, Plant and Equipment are $43 million and $8 million of capital lease assets as of December 31, 2005 and 2004, respectively.

In connection with the Contribution, assets were recorded by the Company using Motorola’s historical cost basis in those assets. With regard to property, plant and equipment, this accounting results in the Company recognizing Motorola’s net book value of such assets as the Company’s initial book value, which resulted in a reduction of $6,929 in both the gross carrying value of depreciable assets and accumulated depreciation in 2004. The calculation did not change the carrying value or depreciable lives of the assets and had no impact on depreciation expense.

Depreciation expense was for the years ended December 31, 2005, 2004 and 2003 was $617 million, $731 million and $851 million, respectively.

Investments

Investments consist of Marketable securities and Strategic investments. Marketable securities consist primarily of debt securities held in connection with the Company’s investment program. Strategic investments consist primarily of equity securities and investments in partnerships related to our strategic business initiatives.

	December 31, 2005	December 31, 2004
Marketable securities	$1,604	$—
Strategic investments	12	31

	$1,616	$31

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

The following is a summary of our Marketable securities at December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency	$389	$—	$(3)	$386
Corporate debt	801	—	(4)	797
Mortgage and asset-backed	363	—	(2)	361
Other	60	—	—	60

	$1,613	$—	$(9)	$1,604

All gross unrealized losses are considered to be long-term, as the underlying securities to which they are related are classified as long-term. These losses are considered temporary impairments, which the Company believes are generally caused by changes in interest rates.

The average effective maturity of the Marketable securities is 1.6 years. The amortized cost and estimated fair value of the Company’s available-for-sale debt securities as of December 31, 2005, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$187	$187
Due after one year through two years	312	310
Due after two years through five years	482	478
Due after five years	632	629

	$1,613	$1,604

The Company recorded losses of $2 million on sales of Marketable securities during the year ended December 31, 2005. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in Other comprehensive income was a net loss of $9 million as of, and for the year ended December 31, 2005.

Strategic Investments

	December 31, 2005	December 31, 2004
Available-for-sale securities:
Cost basis	$1	$1
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	1	1
Other securities, cost	10	24
Equity method investments	1	6

	$12	$31

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The Company recorded investment impairment charges of $8 million, $5 million and $9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These impairment charges represent other-than-temporary declines in the value of investments within the Company’s Strategic investments portfolio and are included in the Other, net caption of Other Income (Expense) in the accompanying Statements of Operations.

Gains on sales of investments and businesses consist of the following:

	Year Ended December 31,
	2005	2004	2003
Gains on sale of equity securities, net	$—	$41	$35
Gains on sale of business and equity method investments	26	—	71

	$26	$41	$106

In September 2005 the Company sold the assets related to its timing solutions business resulting in a gain of $26 million for the year ended December 31, 2005. The assets sold consisted of inventory, fixed assets, rights under certain patents related to the timing solutions product line and certain other contractual rights.

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

Goodwill

The following table displays a roll-forward of the carrying amount of goodwill from January 1, 2004 to December 31, 2005, by business segment:

Segment	January 1, 2004	Activity	December 31, 2004	Activity	December 31, 2005
Transportation and Standard Products	$14	$—	$14	$—	$14
Networking and Computing Systems	182	—	182	6	188
Wireless and Mobile Solutions	2	—	2	26	28
Other	22	2	24	(1)	23

	$220	$2	$222	$31	$253

The activity during 2005 and 2004 includes additions due to acquisitions, reductions due to sales of businesses and the impact of foreign currency translation. During the year ended December 31, 2005, the Company acquired the majority of the assets of two businesses and the common stock of another. As a result of these acquisitions, we recorded $35 million in Goodwill and $20 million in Intangible assets in connection with the preliminary purchase price allocations of each acquisition. We also recorded $10 million in In-process research and development costs to the Research and development expense category in our Statements of

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Operations. All three of these acquisitions were accounted for as purchase business combinations and the results of the operations of these businesses are included in the consolidated Statements of Operations from their dates of acquisition. Pro forma information has not been presented, as it would not be materially different from amounts reported.

Other Assets

Other assets, net consist of the following:

	December 31,
	2005	2004
Deferred income taxes	$55	$62
Purchased licenses	92	36
Income tax receivable	37	18
Trade receivables	33	2
Intangible assets	41	21
Unamortized debt issuance costs	35	33
Pension plan assets	17	28
Asia land leases	17	17
Fair value of interest rate swap contracts	—	19
Other	31	39
Accumulated amortization	(62)	(28)

	$296	$247

Amortized intangible assets were composed of the following:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$34	$8	$15	$2
Customer lists	5	2	4	1
Trade names	2	1	2	1

	$41	$11	$21	$4

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

Amortization expense on intangible assets was $7 million, $9 million and $7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense is estimated to be $11 million in 2006, $11 million in 2007, $6 million in 2008 and $2 million in 2009.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Compensation	$305	$309
Taxes other than income taxes	63	89
Deferred revenue	59	53
Income tax payable	53	24
Interest payable	34	21
Environmental liability	5	8
Accrued technology cost	54	42
Exit cost and employee separation accruals	15	70
Other	75	77

	$663	$693

Other Liabilities

Other liabilities consist of the following:

	December 31,
	2005	2004
Retiree healthcare obligation	$119	$118
Deferred taxes	104	88
Environmental liability	40	45
Pension obligations	41	44
Deferred revenue	13	20
Other	37	30

	$354	$345

Accumulated Other Comprehensive (Loss) Income

The following table provides the components of Accumulated other comprehensive income:

	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Total
Balance at January 1, 2003	$—	$(1)	$(35)	$(36)
Current year net change	—	1	169	170

Balance at December 31, 2003	—	—	134	134
Current year net change (pre-Contribution)	—	—	16	16
Impact of Contribution	—	(104)	(150)	(254)
Current year net change (post-Contribution)	—	104	59	163

Balance at December 31, 2004	—	—	59	59
Current year net change	(1)	(11)	(79)	(91)
Reclassification into earnings	—	2	—	2

Balance at December 31, 2004	$(1)	$(9)	$(20)	$(30)

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

(4) Debt

On July 21, 2004 the Company issued $1.25 billion of senior unsecured debt securities. The debt securities consist of $400 million floating rate notes due 2009, $350 million notes due 2011 and $500 million notes due 2014. The debt was issued in a private placement to qualified institutional investors. Debt offering costs totaled $2 million and $33 million in 2005 and 2004, respectively.

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

The notes have restrictive covenants that limit the Company’s ability to, among other things, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, the Company’s capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company is in compliance with these covenants as of December 31, 2005. The debt will be guaranteed by any wholly-owned domestic subsidiaries that are not insignificant subsidiaries, as defined by the indenture. The Company does not currently have any significant wholly-owned domestic subsidiaries and thus there currently are no guarantees. The Company may redeem the floating rate notes at any time on or after July 15, 2006. The Company may redeem the notes due in 2011 and 2014 at any time on or after July 15, 2008 and July 15, 2009, respectively. In each case, the redemption prices are at a fixed percentage of the related notes’ principal balance ranging from 100% to 103.6% depending upon the series of notes redeemed and the redemption date. In addition, prior to July 15, 2007, the Company may redeem up to 35% of the outstanding notes with the net proceeds from one or more equity offerings.

In connection with this debt issuance, the Company entered interest rate swap contracts with various counterparties as a hedge of the fair value of the fixed rate notes. Under the terms of the interest rate swap contracts the Company converted the fixed interest rate debt to variable interest linked to six-month LIBOR interest rates. The fair value of these interest rate swaps was $19 million at December 31, 2004 and was recorded as an adjustment to the respective notes hedged. During the fourth quarter of 2005, the Company settled these interest rate swap contracts and paid $21 million. The amounts paid are reflected as additions to the respective notes’ balances and are being amortized to Interest expense over the term of the respective notes.

	December 31,
	2005	2004
Floating rate notes due 2009	$400	$400
6.875% notes due 2011	342	358
7.125% notes due 2014	488	511

	1,230	1,269
Less: current maturities	—	—

Long-term debt	$1,230	$1,269

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

At December 31, 2005 and 2004, the fair value of the Company’s long-term debt approximated $1.31 billion and $1.33 billion, respectively, which have been determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

The Company’s short-term debt primarily consists of notes payable with various banks for working capital requirements. Outstanding short-term debt (excluding current maturities of long-term debt) was $2 million as of December 31, 2005 and 2004.

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

At December 31, 2005 and 2004, the Company had net outstanding foreign exchange contracts not designated as hedges with notional amounts totaling approximately $312 million and $238 million, respectively, which are accounted for at fair value. The fair value of the contracts was a net unrealized gain of $16 million and a net unrealized loss of $11 million at December 31, 2005 and 2004, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of December 31, 2005 and 2004:

	December 31,
Buy (Sell)	2005	2004
Euro	$84	$69
Danish Kroner	(77)	1
British Pound	(58)	(41)
Malaysian Ringgit	33	29
Japanese Yen	(17)	(64)
Taiwan Dollar	1	(14)

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties to fail to meet their obligations.

Fair Value Hedges

At December 31, 2005, the Company had no fair value hedges. At December 31, 2004, the Company had foreign currency exchange contracts designated as fair value hedges with a notional amount of $26 million and a fair value of $4 million.

Cash Flow Hedges

At December 31, 2005, the Company had one foreign currency exchange contract designated as a cash flow hedge with aggregate notional and fair value amounts each of less than $1 million. No such foreign currency exchange contracts were outstanding at December 31, 2004.

Interest Rate Risk

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to variable-rate payments based on LIBOR. In July 2004, we entered into two rate swap contracts: (i) $350 million underlying our 6.875% notes due 2011, and (ii) $500 million underlying our 7.125% notes due 2014.

The Company designated these interest rate swap agreements as fair value hedges for the underlying debt. Interest expense on the debt was adjusted to include the payments expected to be made or received under such hedge agreements. The fair value of all interest rate swaps at December 31, 2004 was $19 million, and is recorded to Other assets with a corresponding offset to Long-term debt. During the fourth quarter of 2005 the Company settled these interest rate swaps. See Note 4 for additional information.

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

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The Statements of Operations include expense allocations for certain fringe benefit costs and other employee benefits and incentives historically provided by Motorola. These amounts are reflected in the respective Cost of sales, Selling, general and administrative, and Research and development in the Statements of Operations. Fringe benefits include U.S. pension plan, postretirement health care, 401(k) match and profit sharing and group health care costs, and were allocated on a headcount basis for 401(k) and group health care costs and on an eligible compensation or eligible service years basis for pension and postretirement health care costs. Other employee benefits and incentives include officers and supplemental pension, restricted stock compensation and incentive program costs. These costs were allocated on a specific employee identification basis with a proportional allocation of corporate employee related costs. Total fringe benefit costs and other employee benefits and incentives, which includes group health care costs, allocated by Motorola, or incurred under the transition services agreement, were $195 million, and $228 million for the years ended December 31, 2004 and 2003.

Stock Compensation Plans

On June 18, 2004, the Company adopted the 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”). The 2004 Omnibus Plan permits stock option grants, annual management incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance cash awards, stock appreciation rights grants (“SARs”), and cash awards. The aggregate number of shares of the Company’s Class A common stock that could be issued under the 2004 Omnibus Plan was not to exceed 48 million.

On April 29, 2005, the 2004 Omnibus Incentive Plan was superseded by the adoption of the Omnibus Incentive Plan of 2005 (the “2005 Omnibus Plan”). As of this date, no future awards will be made under the 2004 Omnibus Plan, except for awards made from expired, forfeited or cancelled shares. The 2005 Omnibus Plan is designed to promote the Company’s success and enhance its value by linking the interests of certain of its officers, employees and directors to those of its stockholders and by providing participants with an incentive for outstanding performance.

The 2005 Omnibus Plan permits grants of stock options, SARs, restricted stock, restricted stock units, performance stock, performance cash awards, annual management incentive awards and other stock or cash awards. The aggregate number of shares of the Company’s Class A common stock that may be issued under the 2005 Omnibus Plan will not exceed 30 million. The number of shares that may be issued under the 2005 Omnibus Plan for awards other than stock option or SARs will not exceed 20 million.

Stock Options: The Company has a stock option plan under which Freescale employees may be granted options to purchase shares of the Company’s authorized but unissued Class A common stock. Each option granted has an exercise price of 100% of the market value of the common stock on the date of grant. The majority of the options have a contractual life of seven years and vest and become exercisable ratably over four years from the date of grant. Stock options granted under the former 2004 Omnibus Plan had the same characteristics as the current plan, with the exception that the shares vested ratably over a period of three as opposed to four years from the date of grant.

In anticipation of the Distribution, the Company adopted the Freescale Conversion Plan of 2004 (the Conversion Plan), which provides for unvested Motorola stock options granted to Freescale employees prior to the Distribution to be converted to Freescale stock options. The Company reserved 26.5 million shares of Class A common stock for issuance under the Conversion Plan.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The conversion rate used to convert the Motorola stock options to Freescale options was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and allowed for the fair value of the grant before and after the conversion to be maintained, which resulted in no compensation expense as measured by APB 25. As a result, under this formula, using the closing price at the Distribution Date of Motorola common stock and the opening price of Freescale Class A common stock on the day after Distribution, the Company issued a total of approximately 23 million unvested Freescale stock options at an average exercise price of $9.91. Approximately 22.4 million options were outstanding as of December 31, 2004 after cancellations and exercises. No future awards will be made under this plan.

Stock option activity for 2005 and 2004 was as follows (in thousands, except exercise price and employee data):

	Shares subject to options	Wtd. avg. exercise price
Options outstanding at January 1, 2004	—	$—
Options granted	35,895	11
Options exercised	(540)	8
Options terminated, cancelled or expired	(783)	12

Options outstanding at December 31, 2004	34,572	$11

Options granted	8,058	$19
Options exercised	(7,608)	10
Options terminated, cancelled or expired	(3,455)	12

Options outstanding at December 31, 2005	31,567	$13

Options exercisable at:
December 31, 2004	4,551	$8
December 31, 2005	8,425	$11

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (in thousands, except exercise price):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. exercise price	Wtd. avg. remaining contractual life (in yrs.)	No. of options	Wtd. avg. exercise price
$ 7-$ 9	9,149	$8	6	3,519	$8
$10-$12	257	12	8	59	12
$13-$15	14,573	13	8	4,683	13
$16-$18	6,705	19	7	147	17
$19-$30	883	23	9	17	21

	31,567	$13	7	8,425	$11

Restricted Stock Unit Grants: Restricted stock unit grants are rights to shares of Freescale’s Class A common stock which have been awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. The restricted stock units vest ratably over a four-year period and are not entitled to dividends or voting rights, if any, until they

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

are vested. Any compensation expense is recognized on a straight-line basis over the employee service period and is recorded as deferred compensation which is netted within Additional paid-in capital.

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

	Shares Subject to RSUs		Deferred Compensation
RSUs outstanding at January 1, 2004	—	Deferred compensation balance at January 1, 2004	$—
RSUs granted	6,674	RSU grants	92
RSUs exercised	—	Amortization of RSU compensation expense	(11)
RSUs terminated, cancelled or expired	(230)	Reversals due to cancellations	(3)

RSUs outstanding at December 31, 2004	6,444	Deferred compensation balance at December 31, 2004	$78
RSUs granted	7,071	RSU grants	132
RSUs exercised	(1,629)	Amortization of RSU compensation expense	(43)
RSUs terminated, cancelled or expired	(1,015)	Reversals due to cancellations	(15)

RSUs outstanding at December 31, 2005	10,871	Deferred compensation balance at December 31, 2005	$152

Under Motorola’s restricted stock unit plans, compensation expense, if any, relating to Motorola restricted stock units held by Freescale employees was allocated by Motorola to Freescale on a specific employee basis. Under such plans, total Company employee restricted stock and restricted stock units issued and outstanding at December 31, 2003 were 1.0 million. At December 31, 2003, $8 million of related deferred compensation specifically attributable to the Company’s employees was reflected in Owner’s Net Investment in the combined balance sheets. Net reductions to deferred compensation for the years ended December 31, 2003 were $4 million. Approximately 0.2 million shares of restricted stock and restricted stock units were granted to Company employees in 2003. The amortization of deferred compensation for the year ended December 31, 2003 was $6 million.

The Company received $9 million of Treasury stock during the year ended December 31, 2005 related to the withholding of shares of the Company’s Class A common stock used to satisfy employee tax obligations in connection with the vesting of employee restricted stock units.

Employee Stock Purchase Plan: The Company initiated an employee stock purchase plan after the Distribution. Under the plan, eligible participants are allowed to purchase shares of Freescale’s Class A common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of Freescale’s Class A common stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from February 1 through July 31 and the second one from August 1 through January 31. The aggregate number of

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

shares of the Company’s Class A common stock that may be issued under the Employee Stock Purchase Plan will not exceed 6 million. For the year ended December 31, 2005, the Company’s employees purchased 1.6 million shares at a price of $14.62 per share. Prior to the Distribution, the Company’s employees participated in the Motorola employee stock purchase plan.

Defined Contribution Plans

The Company adopted a profit sharing plan covering substantially all eligible U.S. employees (the “Plan”). The Plan provides for discretionary employer matching contributions and profit-sharing contributions. Matching contributions may be made in amounts up to a 100% match of each participant’s pre-tax contributions to the Plan not to exceed 5% of the participant’s eligible contribution. Profit sharing contributions may be made at the discretion of executive management.

Motorola and certain of its subsidiaries had profit-sharing and savings plans, principally contributory, in which all eligible employees participated prior to the Distribution, to which Motorola made matching contributions and profit-sharing contributions to these plans. Matching contributions of 3% on the first 6% of employee contributions did not depend on the Motorola’s profits. Profit-sharing contributions were generally based upon pre-tax earnings, as defined, with an adjustment for the aggregate matching contribution. In 2004, the Statements of Operations include an allocation of the costs of the U.S. defined contribution plan totaling $20 million for matching contributions and $10 million for profit sharing contributions until the Distribution. The 2003 costs were allocated on a specific employee identification basis and were part of the total fringe benefit costs allocated by Motorola.

Under the Freescale defined contribution plans in place subsequent to the Distribution, matching contributions totaled $42 million and $2 million in 2005 and 2004, respectively, and profit sharing contributions totaled $2 million in 2004.

Incentive Plans

General: In conjunction with the IPO, the Company adopted an annual management incentive awards program under which the Company has the authority to grant management incentive awards to any of our designated executive officers or of any subsidiary. Management incentive awards will be paid out of an incentive pool equal to 5% of our consolidated Operating earnings for each calendar year. In conjunction with this awards program, the Company established the Freescale Bonus Plan. The Company plans to allocate an incentive pool percentage to each designated employee for each calendar year. The employee’s incentive award then will be determined by the Company based on the employee’s allocated portion of the incentive pool subject to adjustment in the sole discretion of the Company. The Company recognized expense of $152 million in 2005 related to this plan. For the year ended December 31, 2004, the Company did not recognize any expense pursuant to this plan.

The Motorola Incentive Plan (MIP) provided worldwide eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals were met. All employees were eligible for the MIP. The Company’s employees participated in this plan through 2004; however, subsequent to the Distribution, the plan payout was based only on the Company’s performance. The Company recognized expense of $165 million and $47 million during 2004 and 2003, respectively, related to this plan.

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

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date will remain the responsibility of Motorola. The Company did not adopt a new U.S. pension plan. Most of the Company’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to the Company’s employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and the Company will no longer participate in the Motorola plans. As a result of this action, the Company realized a net $10 million curtailment gain in 2004. The Company continues to offer defined benefit plans to approximately 6,700 non-U.S. employees. The net projected benefit obligation of these plans is $106 million and $99 million at December 31, 2005 and 2004, respectively.

Net periodic benefit cost for pension plans was $9 million in 2005. These costs for 2004 and 2003 were included as a component of allocated expenses from Motorola in prior periods, and the Statements of Operations include an allocation of the costs of the employee benefit plans through the Distribution Date. These costs were allocated to the Company based on the proportionate share of eligible compensation of the participants. In 2005 and 2004, Company contributions to these plans aggregated $7 million and $5 million, respectively.

The weighted average assumptions for these benefit plans as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Discount rates	3.1%	4.0%
Expected return on plan assets	4.9%	5.0%
Rate of compensation increase	2.7%	2.6%

The accumulated benefit obligation for all defined benefit plans was $83 million and $79 million at December 31, 2005 and 2004, respectively. The Company has a measurement date of October 1 for its pension plans. At December 31, 2005 and 2004, plan assets of approximately $63 million and $64 million, respectively, were principally invested in equity, debt and guaranteed investment securities.

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

Additionally, at the IPO, Motorola assumed a liability to replace the benefits previously earned under the noncontributory supplemental Officers’ Plan, covering elected officers. Consistent with the Employee Matters Agreement, Motorola agreed to fund a $4 million payment when the covered executives earn the benefit or leave the Company for other than cause within three years of the IPO. That obligation has been fully paid by Motorola as of December 31, 2005.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Post-retirement Health Care Benefits

Certain retiree benefits are available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, the Company assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. The amount of the retiree medical benefit obligation assumed by the Company was $118 million. At the Distribution, these benefits were frozen, resulting in the recognition of a $5 million curtailment gain in 2004.

At December 31, 2005, the accumulated postretirement benefit obligation was $267 million, the unrecognized loss was $148 million and the unrecognized prior service cost was a credit of $5 million. The net period benefit cost was $22 million during 2005.

The weighted average assumptions for these retiree medical benefits as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Discount rate	5.5%	6.0%
Assumed health care trend rate for next year	10.2%	10.0%
Assumed ultimate health care cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2010

Motorola managed its postretirement health care benefit plan on a consolidated basis and separate company information was not available. The Statements of operations includes an allocation of the costs of the post-retirement health care plan for 2004 and 2003. These costs were allocated to the Company based on headcount.

(7) Income Taxes

Components of earnings (loss) before income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
United States	$341	$(68)	$(266)
Foreign	272	331	(53)

	$613	$263	$(319)

Components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
U.S.	$—	$—	$—
Foreign	21	31	(2)
Tax repatriation charge	15	—	—

Total current	36	31	(2)
Deferred - foreign	14	21	49

	$50	$52	$47

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Cash paid for taxes net of cash received for tax refunds was $21 million and $5 million in 2005 and 2004, respectively.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a maximum tax rate of 5.25%, versus the maximum U.S. federal statutory rate of 35%. This incentive is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. The Company repatriated $354 million in foreign earnings under this provision during the year ended December 31, 2005. Accordingly, the Company recognized a charge of $15 million, which was recorded as Income tax expense and increased our effective tax rate by 2%.

The Company’s operating results have been previously included in Motorola’s consolidated U.S. federal and state income tax returns, as well as in certain foreign jurisdictions for certain periods prior to the IPO. The provision for income taxes in these financial statements prior to the Contribution has been determined on a separate return basis. The Company was required to assess its deferred tax assets and the need for a valuation allowance on a separate return basis, and exclude from that assessment the utilization of all or a portion of those losses by Motorola under the separate return method. This assessment required considerable judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors. The Company has not recognized tax benefits for these deferred tax assets in the United States and certain foreign jurisdictions because the Company has determined that it is more likely than not that these deferred tax assets will not be realized based on consideration of all available evidence. To the extent that Motorola has utilized a portion of the Company’s operating losses in their consolidated returns, the Company has been reimbursed for the utilization of those losses prior to the Contribution. Motorola’s reimbursement is reflected in business/stockholders’ equity prior to the Contribution. After the Contribution and until the IPO, and pursuant to the Tax Sharing Agreement, to the extent that Motorola expects to utilize a portion of the Company’s losses, the Company has not recorded any reimbursement for the utilization of these losses in the provision.

Except for a $15 million tax repatriation charge, no provision for U.S. federal and state income taxes has been recorded. Differences between the income tax provision computed at the U.S. federal statutory tax rate of 35% and the income tax provision are noted below.

	Year Ended December 31,
	2005	2004	2003
U.S. statutory rate	35%	35%	35%
Foreign rate differential	(7)	(22)	(12)
Unrepatriated foreign earnings	24	59	(20)
Export trade benefit	(9)	—	—
Valuation allowance on deferred taxes	(28)	(67)	65
Research credits	(10)	(11)	19
Motorola utilization of tax positions	(4)	35	(105)
Other	7	(9)	3

	8%	20%	(15)%

A portion of the Company’s operations are eligible for a reduced tax rate or are free of tax under various tax holidays, which expire in whole or in part during 2009 through 2013. These tax holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be approximately $24 million, $19 million and $16 million for 2005, 2004 and 2003, respectively.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the taxes attributable to the remittance of undistributed earnings of foreign subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no taxes have been provided, aggregate $556 million, $738 million and $963 million, at December 31, 2005, 2004, and 2003, respectively. The portion of earnings not reinvested indefinitely may be distributed substantially free of additional taxes given the tax provisions accrued on undistributed earnings. The Company reorganized the corporate structure of certain foreign subsidiaries during 2005. Deferred taxes on unrepatriated foreign earnings were reduced by $21 million as a result of this reorganization.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31,
	2005	2004
Inventory	$54	$65
Employee benefits	51	42
Sales, bad debt and warranty reserves	46	42
Deferred revenue	19	24
Environmental reserves	16	20
Investments	20	27
Depreciation	158	145
Capitalized research and development	286	358
Other capitalized items	53	58
Tax carryforwards	214	84
Other, net	30	29
Undistributed foreign earnings	(384)	(238)
Valuation allowance	(582)	(656)

Net deferred tax assets (liabilities)	$(19)	$—

Gross deferred tax assets were $1 billion and $894 million at December 31, 2005 and 2004, respectively. Gross deferred tax liabilities were $437 million and $238 million at December 31, 2005 and 2004, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying Consolidated Balance Sheets:

	December 31,
	2005	2004
Other current assets	$31	$26
Other assets	55	62
Accrued liabilities	(1)	—
Other liabilities	(104)	(88)

Net deferred tax assets (liabilities)	$(19)	$—

At December 31, 2005 and 2004, the Company recorded valuation allowances of $582 million and $656 million respectively. The Company has recorded valuation allowances against its net deferred tax assets in the U.S. and valuation allowances against deferred tax assets of certain foreign subsidiaries to reflect the deferred tax asset at the net amount that is more likely than not to be realized. A portion of the valuation allowance pertains to net operating loss carryforwards, and included in such carryforwards as of December 31, 2005 is a tax benefit attributable to the exercise of employee stock options of $71 million. The valuation allowance on these deferred

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable attributable to the utilization of these losses. When realized, the tax benefit of these losses will be accounted for as a credit to Stockholders’ equity rather than as a reduction of Income tax expense.

The following table summarizes carryforwards of losses (tax effected) and tax credits as of December 31, 2005:

			Tax-effected
	NOL	Credits	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Expiration
U.S. net operating losses	$248	$—	$91	$(91)	$—	2009 to 2025
U.S. credits	—	74	74	(74)	—	2010 to 2025
Non-U.S. tax carryforwards	236	—	49	(42)	7	2010 - Indefinite

	$484	$74	$214	$(207)	$7

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

(8) Commitments and Contingencies

Commitments

Leases

The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2025. Rental expense, net of sublease income, for the years ended December 31, 2005, 2004 and 2003 was $58 million, $61 million and $67 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2005 are $54 million, $47 million, $37 million, $29 million and $22 million, respectively, and $78 million thereafter. Minimum sublease income in 2006 is approximately $3 million. Sublease income after 2006 is minimal.

As of the year ended December 31, 2005, the Company had $22 million in capital leases. Future minimum lease payments under capital leases for each of the five years subsequent to December 31, 2005 are $7 million, $7 million, $6 million, $4 million and $1 million, respectively, and $1 million thereafter.

Other Commitments

In June 2002, the Company entered into an arrangement with two other semiconductor manufacturers to jointly develop 300 millimeter technology and share other common operating expenses of a fabrication facility located in Crolles, France. Under the arrangement, which expires in June 2007, each party is responsible for funding specific allocations of operations, research and development expenses, as well as related capital expenditures and output from the facility. Additionally, in January 2005, the arrangement was expanded to include similar cost sharing provisions to include packaging and test technologies. These costs are not fixed and determinable at December 31, 2005.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At December 31, 2005, the Company’s commitment is $137 million through April 2006.

The Company has multi-year commitments under various software, service and supply contracts requiring payments for each of the five years subsequent to December 31, 2005 of $90 million, $55 million, $59 million, $36 million and $3 million, respectively, and $5 million thereafter.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, the Company has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis. Due to the uncertain nature, the actual costs that will be incurred could differ from the amounts accrued. Accruals at December 31, 2005 and 2004 were $45 million and $53 million, respectively, the majority of which are included in Other long-term liabilities on the balance sheet, with related charges / (reversals) to Operating earnings of $(4) million during 2005 and $4 million for both 2004 and 2003. These amounts represent only the Company’s estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than the Company may exist and be held responsible.

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

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At December 31, 2005, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million under the terms of these indemnification provisions. At December 31, 2005, the Company had accrued $4 million, to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at December 31, 2005, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(9) Asset Impairment Charges

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates the recoverability of long-lived assets to be held and used by comparing the carrying value of the assets to the estimated future net undiscounted cash flows expected to be generated by the assets. An asset is considered impaired if the carrying value of the asset is greater than its estimated future net undiscounted cash flows.

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

As a result of the downturn of the semiconductor market that began in late 2000, management adjusted its strategy, making decisions regarding the sizing of the manufacturing facilities and assessing the impact of technological change. In this regard, in 2000, management began implementing a strategy aimed at achieving improvements in future profitability and cash flow performance by (1) improving manufacturing and operational efficiencies, (2) maximizing the return on research and development, and (3) reducing the Company’s historical ratio of capital expenditures to sales. Under this strategy, the Company is focusing its internal manufacturing capacity on leading-edge and specialty technologies, while replacing internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and assembly and test providers. This asset-light strategy has required consolidation and exiting of certain manufacturing and technology operations. These reorganization activities resulted in the reduction of the Company’s total manufacturing facilities to nine at December 31, 2005, as compared to 22 manufacturing facilities at January 1, 2001. Of the nine manufacturing facilities at the end of 2005, seven were wafer fabrication facilities, as compared to 16 wafer fabrication facilities at January 1, 2001.

As a result, for the years ended December 31, 2005, 2004 and 2003 asset impairment charges (reversals) of $1 million, ($7) million and $11 million, respectively, have been included in Cost of sales and Reorganization of businesses and other in the accompanying Statements of Operations.

The 2005 charges primarily relate to a customer decision to discontinue utilizing certain products provided by the Company.

The 2004 reversals relate to $7 million of reserves to cover decommissioning costs which were no longer needed primarily for the sale of the related facility.

The 2003 charges primarily related to the closure of a portion of the Austin, Texas wafer fabrication facilities ($30 million) and the decision to sell manufacturing equipment ($18 million) as part of the Company’s reduction in manufacturing capacity under the asset-light strategy. The 2003 charges were offset by the reversal ($29 million) of previously established decommissioning costs which were no longer needed.

(10) Reorganization of Businesses and Other

Beginning in 2000 and continuing through 2005, the Company implemented a series of plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations in an effort to reduce costs and simplify its product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

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

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004 as further described below. During the fourth quarter of 2004, the Company announced further plans to streamline its operations and reduce selling, general and administrative expenses. In addition, during the third quarter of 2005 the Company initiated actions to reorganize certain operations as a result of a customer decision to discontinue utilizing certain products provided by the Company, as described below.

During the year ended December 31, 2005, the Company sold all of its property located in West Creek, Virginia. During the year ended December 31, 2004, the Company sold a building, machinery and equipment related to a wafer fabrication facility in Tianjin, China to SMIC. In conjunction with the asset sale, the Company transferred assets, entered into a cross-patent license agreement and paid $30 million in cash in exchange for Series D convertible preference shares in SMIC and warrants then valued at $321 million, resulting in a gain of $6 million. Also sold during 2004 were a facility in South Queensferry, Scotland, a facility in Sendai, Japan, a building in Austin, TX, a building and property in Mesa, Arizona, and excess manufacturing equipment. The total net gains from the disposal of assets held for sale, were $1 million, $14 million and $30 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in Reorganization of businesses and other in the accompanying Statements of Operations.

The Company entered into an agreement with a customer to settle all potential claims by the Company related to the customer’s decision to discontinue utilizing certain products provided by the Company. There are no continuing obligations of the Company under the agreement. The Company was paid $17 million, which was recorded during the third quarter of 2005 under Reorganization of businesses and other in the accompanying Statements of Operations.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The following table provides a summary of the items recorded in Cost of sales and Reorganization of businesses and other:

	For the Years Ended December 31,
	2005	2004	2003
Employee severance	$(3)	$33	$22
Asset impairment and other exit costs	—	(1)	—

Cost of sales	$(3)	$32	$22
Employee severance	$26	$42	$52
Asset impairment and other exit costs	1	(6)	11
Gains on sales of held for sale assets	(1)	(14)	(30)
Settlement of claims related to customer action	(17)	—	—

Reorganization of businesses and other	$9	$22	$33

Total	$6	$54	$55

Year Ended December 31, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, the Company recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under Reorganization of businesses and other in the accompanying Statements of Operations.

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2005 employee separation program discussed above:

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at December 31, 2005
Research and development	$—	$—	$16	$—	$—	$(2)	$14

Related headcount	—	—	350	—	—	(80)	270

During 2005, 80 non-manufacturing employees were separated from the Company. The $2 million used during the year ended December 31, 2005 reflects the initial cash payments made to these separated employees in the fourth quarter. The Company will pay the remaining $14 million during the first six months of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, during the year ended December 31, 2005, the Company recorded net charges of $7 million; of which $(3) million in net reversals was included in Cost of sales and $10 million was recorded under Reorganization of businesses in the accompanying Statements of Operations.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

The following table displays a roll-forward from January 1, 2005 to December 31, 2005 of the accruals established related to the 2004 employee separation program discussed above:

		Additional Charges		Adjustments
Employee Separation Costs	Accruals at January 1, 2005	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	2005 Amounts Used	Accruals at December 31, 2005
U.S. manufacturing	$17	$1	$—	$(6)	$—	$(12)	$—
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative/Research and development	42	—	11	—	(1)	(51)	1

Total	$70	$3	$11	$(6)	$(1)	$(76)	$1

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During 2005, 690 employees were separated from the Company, of which 430 were manufacturing employees and 260 are non-manufacturing employees. The $76 million used during the year ended December 31, 2005 reflects the initial cash payments made to these separated employees. The remaining $1 million reflects the remaining cash payments due to previously separated employees.

Year Ended December 31, 2004

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, the Company recorded net charges of $79 million, of which $33 million was included in Cost of sales and $46 million was recorded under Reorganization of businesses and other in the accompanying Statements of Operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2004 to December 31, 2004.

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

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

As a part of the employee separation plan, 660 employees were separated from the Company during the fourth quarter of 2004. The $9 million used in the fourth quarter of 2004 reflects the initial cash payments made to these separated employees. For these separated employees, of which 300 are manufacturing employees and 360 are non-manufacturing employees, an additional $37 million was paid in 2005.

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

For the year ended December 31, 2003, the Company recorded net charges of $55 million, of which $22 million were included in Cost of Sales and $33 million were recorded under Reorganization of businesses in the accompanying Statements of Operations. The aggregate $85 million charge is comprised of the following:

	Exit Costs/ (Reversals)	Employee Separations	Asset Writedowns/ (Decommissioning reversals)	Total
Discontinuation of product lines	$(1)	$—	$(8)	$(9)
Manufacturing and administrative consolidations	(5)	74	25	94

	$(6)	$74	$17	$85

Discontinuation of Product Lines

For the year ended December 31, 2003, the Company reversed $8 million of reserves previously established to cover facility decommissioning costs which were no longer needed, following the final closure and sale of those facilities.

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

The Networking and Computing Systems Group (NCSG) designs, produces and sells embedded processors to customers in the networking market, which includes wireline communications, network transmission and access, enterprise networking systems, wireless infrastructure and embedded computing.

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

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Other includes sales to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments.

Segment Net sales are determined based upon the respective products sold. Segment Net sales related to licensing agreements are determined based upon a specifically identifiable basis for each segment.

The Company has modified its organizational and reporting structure, which included the manner in which manufacturing costs are allocated to its segments. The impact of the reporting changes and allocations have been reflected in the prior periods to conform to the current period presentation.

Group Operating earnings are computed using a mix of direct ownership of certain costs and allocations of centralized functions. The segments incur manufacturing costs based on production volumes. The Company allocates the underutilized costs of most manufacturing facilities on an actual cost basis. Selling, general and administrative expenses and Research and development expenditures are charged to the segments based upon the specific activities being performed for each segment, where possible. Remaining costs are charged to segments on a specifically identifiable basis or other reasonable method of allocation. The Company considers these allocations to be a reasonable reflection of the utilization of costs incurred. The Company does not allocate specific assets to the operating segments other than inventory. There are no inter-segment revenue transactions and, therefore, Net sales are only to external customers.

For the years ended December 31, 2005, 2004 and 2003, no single customer or group under common control represented 10% or more of the Company’s combined Net sales, other than sales to Motorola which were $1.6 billion, $1.3 billion and $961 million, respectively.

Segment Information

	Net sales			Operating earnings (Loss)
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Transportation and Standard Products	$2,566	$2,508	$2,337	$361	$262	$171
Networking and Computing Systems	1,434	1,462	1,306	285	273	74
Wireless and Mobile Solutions	1,775	1,680	1,166	78	(96)	(424)
Other	68	65	55	(124)	(173)	(125)

Segment totals	$5,843	$5,715	$4,864	600	266	(304)

Total other expense				13	(3)	(15)

Earnings/(loss) before income taxes				$613	$263	$(319)

Certain items are included in the Other segment category, which are not allocated to the three operating segments. These include reorganization of business charges of $9 million, $22 million and $33 million for the years ended December 31, 2005, 2004 and 2003. In addition, in 2005 and 2004, the Company has included $10 million and $74 million, respectively, of Separation expenses within the Other segment.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

Geographic Area Information

	Net sales*			Assets		Property, Plant and Equipment
	December 31,			December 31,		December 31,
	2005	2004	2003	2005	2004	2005	2004
United States	$1,673	$1,625	$1,721	$4,874	$4,167	$1,087	$1,190
Singapore	1,523	1,124	637	280	237	—	1
Hong Kong	1,005	1,052	566	233	198	19	20
Germany	653	693	631	147	175	21	24
Japan	288	284	247	247	332	121	163
France	212	241	210	514	536	317	331
United Kingdom	112	123	110	36	52	129	161
Sweden	73	104	79	8	15	—	—
Taiwan	63	140	198	15	70	—	—
China	21	104	258	357	304	194	156
Malaysia	—	—	—	294	453	124	143
Other nations	220	225	207	165	180	23	18

	$5,843	$5,715	$4,864	$7,170	$6,719	$2,035	$2,207

*	As measured by the location of the revenue-producing operations.

(12) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2005, 2004 and 2003:

		Additions
	Balance at beginning of period	Charged to costs & expenses	Deductions (1)	Balance at end of period
2005
Allowance for doubtful accounts	4	1	—	5
Product and service warranties	6	6	(5)	7

2004
Allowance for doubtful accounts	4	—	—	4
Product and service warranties	8	8	(10)	6

2003
Allowance for doubtful accounts	4	—	—	4
Product and service warranties	13	2	(7)	8

(1)	Accrual usage

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements—(Continued)

(Dollars in millions, except as noted)

(13) Quarterly and Other Financial Data (unaudited)

	2005				2004
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results
Net sales	$1,442	$1,472	$1,450	$1,479	$1,396	$1,461	$1,430	$1,428
Gross margin	575	604	622	665	504	550	538	506
Operating earnings	109	137	152	202	115	55	81	15
Net earnings	85	122	164	192	106	43	57	5
Per Share Data (in dollars)
Basic earnings per common share	$0.21	$0.30	$0.40	$0.47	—	—	$0.15	$0.01
Diluted earnings per common share	0.20	0.29	0.38	0.45	—	—	0.15	0.01

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. During the quarter ending on December 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2005 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Freescale Semiconductor, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures, that Freescale Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Freescale Semiconductor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Freescale Semiconductor, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Freescale Semiconductor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freescale Semiconductor, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, business/stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 8, 2006 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Austin, Texas

February 8, 2006

PART III

Item 10: Directors and Executive Officers of the Registrant

The response to this Item incorporates by reference the information under the following captions in our 2006 Proxy statement, which will be filed within 120 days of the end of our fiscal year-end: with respect to directors, the information under the caption “Information as to Nominees and Continuing Directors”, with respect to executive officers, the information under the caption “Executive Officers” and, with respect to the audit and legal committee, the information under the caption “Board Structure and Compensation—Audit and Legal Committee” and “Report of the Audit and Legal Committee” of Freescale’s 2006 Proxy Statement.

The response to this Item incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement.

The response to this Item incorporates by reference the information under the caption “Board Structure and Compensation—Governance and Nominating Committee” of our 2006 Proxy Statement.

We have adopted a code of ethics, the Freescale Code of Business Conduct and Ethics (the “Code”), that applies to all directors and employees, including our principal executive officer and principal financial officer (principal accounting officer). The Code is posted on our website, www.freescale.com/investor, and is available upon request to our Investor Relations Department, e-mail: investors@freescale.com, phone: 1-512-895-2454. The Code applies to all Freescale employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Freescale—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

Item 11: Executive Compensation

The response to this Item incorporates by reference the information appearing under the captions “Board Structure and Compensation” and “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” of our 2006 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Common Stock Ownership of Directors, Executive Officers and 5% Stockholders” of our 2006 Proxy Statement.

Item 13: Certain Relationships and Related Transactions

The response to this Item incorporates by reference the relevant information under the caption “Certain Relationships and Related Transactions” of our 2006 Proxy Statement.

Item 14: Principal Accountant Fees and Services

The response to this Item incorporates by reference the information under the caption “Other Matters—Independent Registered Public Accounting Firm” and “Audit and Legal Committee Pre-Approval Policies” of our 2006 Proxy Statement.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

The information required by this Item is included in Item 8 of Part II of this report.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

2.1	Master Separation and Distribution Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

3.2	Second Amended and Restated By-Laws, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

4.1	Preferred Share Purchase Rights Agreement between the Company and Mellon Investor Services, LLC, as Rights Agent, incorporated by reference to the Company’s Registration Statement on Form 8-A, filed with the SEC on July 9, 2004.

4.2	First Amendment to Rights Agreement, dated as of September 23, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to the Company’s Form 8-A, Amendment No. 1, filed with the SEC on September 26, 2005.

4.3	Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2004.

4.4	First Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2004.

4.5	Second Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2004.

4.6	Third Supplemental Indenture dated as of July 21, 2004 by and between the Company and Deutsche Bank Trust Company Americas, Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2004.

4.7	Fourth Supplemental Indenture dated as of June 8, 2005 by and between the Company and Deutsche Bank Trust Company Americas, Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2005.

4.8	Exchange and Registration Rights Agreement dated July 21, 2004 by and among the Company and Goldman Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several purchasers, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2004.

10.1+	Change in Control Severance Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 17, 2003, as amended.

10.2+	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2004, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 17, 2003, as amended.

10.3+	2004 Freescale Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 17, 2003, as amended.

10.4+	Freescale Semiconductor, Inc. Employee Stock Purchase Plan of 2004, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 17, 2003, as amended.

10.5+	Freescale Conversion Plan of 2004, incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-120978, filed with the SEC on December 3, 2004.

10.6+	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005, incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124570, filed with the SEC on May 3, 2005.

10.7+	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Restricted Stock Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.8+	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Nonqualified Stock Option Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.9+	Employment Agreement between the Company and Michel Mayer, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 3, 2003, as amended.

10.10+	Contract of Employment between Freescale Semiconductor UK Limited and Michel Mayer, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 3, 2003, as amended.

10.11+	Form of Supplemental Retirement Plan Tax Gross-Up Letter Agreement, incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 3, 2003, as amended.

10.12+	Freescale Semiconductor, Inc. Management Deferred Compensation Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2005.

10.13+	Separation and Release Agreement by and between the Company and Christopher P. Belden, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2005.

10.14+	Separation and Release Agreement by and between the Company and Carleton D. Pearl, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2005.

10.15+	Separation and Release Agreement by and between the Company and Scott A. Anderson, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2005.

10.16	Registration Rights Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

10.17	Tax Sharing Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

10.18	Amendment No. 1 to Tax Sharing Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

10.19+	Employee Matters Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

10.20	Intellectual Property Assignment Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

10.21	Intellectual Property License Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

10.22	Transition Services Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

10.23	Purchase and Supply Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2005.

12.1*	Statements re Computation of Ratios.

14.1	Code of Ethics, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2004.

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, an independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

+ = indicates a management contract or compensatory plan or arrangement

* = filed with this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

By:	/s/ MICHEL MAYER
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHEL MAYER Michel Mayer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 13, 2006

/s/ ALAN CAMPBELL Alan Campbell	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2006

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	February 13, 2006

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	February 13, 2006

/s/ KEVIN KENNEDY Kevin Kennedy	Director	February 13, 2006

/s/ ANTONIO M. PEREZ Antonio M. Perez	Director	February 13, 2006

/s/ KRISH A. PRABHU Krish A. Prabhu	Director	February 13, 2006

/s/ B. KENNETH WEST B. Kenneth West	Director	February 13, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Title
12.1	Statements re Computation of Ratios.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, an independent registered public accounting firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.