Form 10-Q
period 2006-03-31
FREESCALE SEMICONDUCTOR INC
filed 2006-04-25
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 12, 2006:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	135,784,051
Class B Common Stock; $.01 Par Value	269,978,659

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31, 2006	April 1, 2005
Net sales	$1,526	$1,442
Cost of sales	835	867

Gross margin	691	575
Selling, general and administrative	187	159
Research and development	297	292
Reorganization of businesses and other	—	10
Separation expenses	—	5

Operating earnings	207	109
Other income (expense):
Interest income (expense), net	12	(5)
Other, net	(1)	(10)

Total other income (expense)	11	(15)
Earnings before income taxes and cumulative effect of accounting change	218	94
Income tax expense	13	9

Earnings before cumulative effect of accounting change	205	85
Cumulative effect of accounting change, net of income tax expense of $1	7	—

Net earnings	$212	$85

Earnings per common share before cumulative effect of accounting change:
Basic	$0.50	$0.21
Diluted	$0.48	$0.20
Cumulative effect of accounting change per common share:
Basic	$0.02	—
Diluted	$0.02	—
Net earnings per common share:
Basic	$0.52	$0.21
Diluted	$0.50	$0.20
Weighted average common shares outstanding:
Basic	408	401
Diluted	425	416

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except par value)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$227	$212
Short-term investments	1,152	1,209
Accounts receivable, net of allowance for doubtful accounts of $5 at March 31, 2006 and December 31, 2005	545	535
Inventories	682	647
Other current assets	358	367

Total current assets	2,964	2,970

Property, plant and equipment, net	2,042	2,035
Investments	1,726	1,616
Goodwill	253	253
Other assets, net	305	296

Total assets	$7,290	$7,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of capital lease obligations	$6	$7
Accounts payable	572	469
Accrued liabilities and other	511	663

Total current liabilities	1,089	1,139

Long-term debt	1,230	1,230
Other liabilities	353	354
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 141 shares issued and outstanding at March 31, 2006 and December 31, 2005	1	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding at March 31, 2006 and December 31, 2005	3	3
Additional paid-in capital	3,962	3,942
Treasury stock at cost, 5 and 4 shares at March 31, 2006 and December 31, 2005, respectively	(140)	(97)
Accumulated other comprehensive loss	(30)	(30)
Retained earnings	822	628

Total stockholders’ equity	4,618	4,447

Total liabilities and stockholders’ equity	$7,290	$7,170

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net earnings	$212	$85
Depreciation and amortization	160	184
Charges for reorganization of businesses	—	13
Stock-based compensation	30	8
Cumulative effect of accounting change, net of income tax expense	(7)	—
Other non-cash items	40	20
Change in operating assets and liabilities, net of effects of acquisitions and dispositions:	—
Accounts receivable	(31)	(96)
Inventories	(45)	(22)
Other current assets	4	73
Accounts payable and accrued liabilities	(53)	(138)
Other operating assets and liabilities	(20)	(2)

Net cash provided by operating activities	290	125

Cash flows from investing activities:
Capital expenditures	(145)	(118)
Acquisitions and strategic investments, net of cash acquired	(4)	(25)
Proceeds from sale of property, plant and equipment and assets held for sale	1	4
Payments for other assets	(1)	(15)
Proceeds from sale of strategic investments and businesses	—	2
Sales and purchases of short-term investments, net	57	(39)
Purchases of marketable securities	(370)	—
Sales of marketable securities	194	—
Maturities of marketable securities	58	—

Net cash used for investing activities	(210)	(191)

Cash flows from financing activities:
Proceeds from stock option exercises and ESPP stock purchases	36	10
Purchases of treasury stock	(100)	—
Other	(3)	—

Net cash provided by (used for) financing activities	(67)	10

Effect of exchange rate changes on cash and cash equivalents	2	(8)

Net increase (decrease) in cash and cash equivalents	15	(64)
Cash and cash equivalents, beginning of period	212	382

Cash and cash equivalents, end of period	$227	$318

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

Freescale Semiconductor, Inc. (“Freescale Semiconductor”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to Freescale Semiconductor (the “Contribution”) and an initial public offering (“IPO”) of Freescale Semiconductor Class A common stock. Freescale Semiconductor completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, Freescale Semiconductor was a wholly owned subsidiary of Motorola. All of Freescale Semiconductor’s Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”). We refer to Freescale Semiconductor and its combined predecessor companies and businesses as the “Company”, “we”, “us” or “our” unless the context otherwise requires.

The Company and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. See Note 2 for additional discussion.

The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and April 1, 2005 are unaudited, with the December 31, 2005 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Relationship with Motorola

The Company designs, produces and sells semiconductors to Motorola. The Company’s direct net sales to Motorola businesses included in Net sales were $365 million for the three months ended April 1, 2005. Transactions between the Company and Motorola have been identified in the financial statements as transactions between related parties through the expiration of substantially all of the services provided under the transition services agreement, which occurred during the third quarter of 2005.

After the completion of the Contribution in the second quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement. Under the terms of that transition services agreement, the Company also received compensation for services provided to Motorola in certain locations. The Company recorded $5 million in expenses under the transition services agreement during the three months ended April 1, 2005. The amounts charged to Motorola totaled $3 million and were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

(3) Other Financial Data

Statements of Operations Supplemental Information

Other Income (Expense)

The following table displays the amounts comparing Interest income (expense), net and Other, net included in Other income (expense) in the accompanying Statements of Operations:

	Three Months Ended
	March 31, 2006	April 1, 2005
Interest income (expense), net:
Interest expense	$(24)	$(20)
Interest income	36	15

	$12	$(5)

Other, net:
Investment impairments	$—	$(6)
Equity losses of non-consolidated investments	(1)	(3)
Net foreign currency losses	—	(1)

	$(1)	$(10)

Comprehensive Earnings

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005
Net earnings	$212	$85
Net change in unrealized loss on available-for-sale investments	(9)	—
Net change in cumulative translation adjustments	9	(32)

Total comprehensive earnings	$212	$53

Earnings Per Share

The Company calculates its earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company. For the three months ended March 31, 2006, approximately 1 million of the Company’s stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options could become dilutive in the future if the average share price increases.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005
Basic weighted average common shares outstanding	408	401
Dilutive effect of stock options/restricted stock units	17	15

Diluted weighted average common shares outstanding	425	416

Balance Sheet and Other Supplemental Information

Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Work in process and raw materials	$471	$441
Finished goods	211	206

	$682	$647

Property, Plant and Equipment

Depreciation expense was approximately $138 million and $168 million for the three months ended March 31, 2006 and April 1, 2005, respectively. Accumulated depreciation was approximately $1.3 billion and $1.1 billion at March 31, 2006 and December 31, 2005, respectively.

(4) Debt

During the first quarter of 2006, the Company entered into an unsecured senior revolving credit facility with a committed capacity of $500 million (including a letter of credit and swing line loan sub-facilities) (the “Credit Agreement”). Subject to customary conditions, the Company may request an increase in the aggregate commitment under the Credit Agreement of up to an additional $500 million for a total commitment of up to $1 billion. Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of borrowing. In addition, the Company will pay quarterly facility commitment fees at rates based upon our credit rating.

The Credit Agreement expires on March 7, 2011, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At March 31, 2006, no amounts were outstanding under the Credit Agreement.

The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Company was in compliance with these covenants as of March 31, 2006. The Credit Agreement also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and the occurrence of cross-defaults relating to indebtedness in amounts in excess of $50 million.

(5) Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options and restricted stock units (RSUs). Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123(R). Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

The estimated value of the Company’s stock-based awards (including stock options, RSUs and employee stock purchase plan shares), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), Earnings before income taxes and cumulative effect of accounting change and Net earnings for the three months ended March 31, 2006 were reduced by $16 million and $8 million, respectively. The implementation of SFAS No. 123(R) did not have any impact on Cash flows from financing activities during the first quarter of 2006.

The Company’s actual and pro forma stock-based compensation expense for the quarters ended March 31, 2006 and April 1, 2005 are presented below:

	Three Months Ended
	March 31, 2006	April 1, 2005
Included in reported Operating earnings
Cost of sales	$7	$2
Selling, general and administrative	12	3
Research and development	11	3

Total	$30	$8

Incremental pro forma
Cost of sales	$—	$4
Selling, general and administrative	—	8
Research and development	—	8

Total	$—	$20

Actual/pro forma stock-based employee compensation expense	$30	$28

The amounts above include the impact of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan.

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded as a cumulative effect of accounting change, net of tax. Pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Stock-based Compensation Plans

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

Prior to the Distribution, compensation expense, if any, relating to Motorola options and restricted stock units held by Freescale employees was allocated by Motorola to Freescale on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by the Company’s employees were converted to options to acquire Class A common stock of the Company. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and maintained the fair value of the grant before and after the conversion. As a result, under this formula, using the average closing prices at the Distribution Date of Motorola and Freescale shares of stock, the Company issued a total of approximately 23 million unvested Freescale stock options at an average exercise price of $9.91 per share. These issuances will maintain the original fair value calculated at their original grant date from Motorola. Any related compensation expense (or pro forma compensation expense) will continue to be recognized (or disclosed) over the remaining employee service period.

On April 29, 2005, the Company adopted the Omnibus Incentive Plan of 2005 (the “2005 Omnibus Plan”). Upon adoption of the 2005 plan, the Company ceased making grants under the 2004 Omnibus Plan, except for awards made from expired, forfeited or cancelled shares.

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

Stock Options

The exercise price of each stock option granted under the Company’s 2005 Omnibus Plan equals 100% of the market value of the common stock on the date of grant. The majority of the options have a contractual life of seven years and vest ratably over four years from the date of grant. Stock options granted under the former 2004 Omnibus Plan had the same characteristics as the current plan, with the exception that the shares vest ratably over a period of three as opposed to four years from the date of grant, and they have a contractual life of ten years as opposed to seven. Any compensation expense is recognized on a straight-line basis over the employee service period. The exercise of stock options is first satisfied with shares of Treasury stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended
	March 31, 2006	April 1, 2005
Weighted average grant date fair value	$14.94	$10.09
Weighted average assumptions used:
Expected volatility	62%	64%
Expected lives (in years)	5	5
Risk-free interest rate	4.5%	3.9%
Expected dividend yield	0%	0%

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities and volatilities of peer companies. When establishing the expected life assumptions, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods and the expected life assumptions of peer companies. The Company utilized the review of peer companies based on its own lack of extensive history.

A summary of changes in stock options outstanding during the quarter ended March 31, 2006 is presented below:

	Stock Options	Wtd. Avg. exercise price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(stock options in thousands and intrinsic value in millions)
Balance at January 1, 2006	31,567	$13	7	$383
Granted	287	$26
Terminated, cancelled or expired	(500)	$14
Exercised	(1,308)	$12

Balance at March 31, 2006	30,046	$13	7	$438

Options exercisable and options expected to be exercised at March 31, 2006*	28,340	$13	7	$418
Options exercisable at March 31, 2006*	7,552	$11	6	$125

*	Amounts are net of expected forfeitures.

The total intrinsic value of options exercised during the quarter was approximately $20 million. At March 31, 2006, the Company had approximately $95 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of one year. Cash received from stock option exercises was approximately $15 million during the three months ended March 31, 2006.

Restricted Stock Units

Restricted stock unit grants are rights to shares of the Company’s Class A common stock. The grants are restricted and therefore subject to substantial risk of forfeiture and to restrictions on sale or other transfer by the employee. RSUs are converted to shares of Class A common stock upon vesting on a one-for-one basis. The RSUs vest ratably over a four-year period (issued under the 2005 Omnibus Plan) or a three-year period (issued under the 2004 Omnibus Plan) and are not entitled to dividends or voting rights, if any, until they are vested. The cost of the RSU awards is determined using the fair value of the Company’s Class A common stock on the date of grant, net of expected forfeitures, and compensation is recognized on a straight-line basis over their respective service period.

All unvested Motorola restricted stock units held by the Company’s employees on the date of Distribution were cancelled and reissued as restricted stock units for Class A common stock of the Company. A total of approximately 350 thousand restricted stock units were issued at $17.93 per share at the Distribution Date. The compensation expense related to these restricted stock units will continue to be recognized over the remaining employee service period.

A summary of changes in RSUs outstanding during the quarter ended March 31, 2006 is presented below:

	RSUs	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(RSUs in thousands and intrinsic value in millions)
Non-vested RSU balance at January 1, 2006	10,871	$ 17	2	$274
Granted	94	$ 27
Vested	(92)	$ 17
Terminated, cancelled or expired	(168)	$ 17

Non-vested RSU balance at March 31, 2006	10,705	$ 17	2	$298

Non-vested RSUs expected to vest at March 31, 2006*	9,438	$ 17	2	$262

*	Amounts are net of expected forfeitures.

At March 31, 2006, the Company had approximately $117 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU grants that will be recognized over the weighted average period of 1.5 years.

Employee Stock Purchase Plan

The Company initiated an employee stock purchase plan (ESPP) after the Distribution. Under the plan, eligible participants are allowed to purchase shares of the Class A common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of Freescale’s Class A common stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from February 1 through July 31 and the second one from August 1 through January 31. The issuances of Class A common stock under the ESPP are first satisfied with shares of Treasury stock. The aggregate number of shares of the Company’s Class A common stock that may be issued under the Employee Stock Purchase Plan will not exceed 6 million.

Compensation expense is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

Three Months Ended March 31, 2006
Weighted average grant date fair value	$ 2.79
Weighted average assumptions used:
Expected volatility	35%
Expected lives (in years)	.5
Risk-free interest rate	4%
Expected dividend yield	0%

We have treated the ESPP as a compensatory plan and have recorded compensation expense of approximately $4 million for the three months ended March 31, 2006 in accordance with SFAS No. 123(R). During this period, the Company’s employees purchased 993 thousand shares at a price of $21.39 per share. Cash used to purchase these shares totaled approximately $21 million during the three months ended March 31, 2006.

Effect of Adopting SFAS No. 123(R)

The following is the effect of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan in connection with the adoption of SFAS No. 123(R) as of January 1, 2006 (in millions, except per share amounts):

Three Months Ended March 31, 2006
Stock-option compensation expense recognized:
Cost of sales	$ 4
Selling, general and administrative	6
Research and development	6

Total reduction in Earnings before income taxes and cumulative effect of accounting change	$ 16
Income tax impact	(1)
Cumulative effect of accounting change, net of income tax	(7)

Total decrease in Net earnings	$ 8

Decrease in Basic earnings per share	$ .02
Decrease in Diluted earnings per share	$ .02

Prior Period Pro Forma Presentations

Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on Net earnings and Earnings per common share for each period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006 (in millions, except per-share amounts):

Three Months Ended April 1, 2005
Net earnings, as reported	$ 85
Plus: Stock-based employee compensation expense included in reported net earnings, net of tax	7
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax
Cost of sales	(6)
Selling, general and administrative	(9)
Research and development	(10)

Net earnings, pro forma	$ 67

Basic earnings per common share:
As reported	$ 0.21
Pro forma	$ 0.17
Diluted pro forma earnings per common share:
As reported	$ 0.20
Pro forma	$ 0.16

(6) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of the end of the first quarter, the estimated annualized tax rate for 2006 is 6%. The decline in the estimated annual effective tax rate from 10% in the first quarter of 2005 is a result of the changing mix of profitability in the domestic and international entities and the income tax impact for domestic earnings being offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide effective rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily due to (i) no tax expense being recorded on domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance; and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

The Company recorded valuation allowances of $582 million as of December 31, 2005 against its net deferred tax assets in the U.S. and valuation allowances against deferred taxes of certain foreign subsidiaries to reflect the deferred tax asset at the net amount that is more likely than not to be realized. A portion of the valuation allowance pertains to net operating loss carryforwards, and included in such carryforwards as of December 31, 2005 is a tax benefit attributable to the exercise of employee stock options and vesting of RSU’s of $71 million. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its income tax return from a reduction of income taxes payable attributable to the utilization of these losses. When realized, the tax benefit of these losses will be accounted for as a credit to Stockholders’ equity rather than as a reduction of Income tax expense.

The Company potentially may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination an adjustment to the valuation allowance recorded related to its deferred tax assets would cause a material increase to Net earnings in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

(7) Commitments and Contingencies

Commitments

The Company has product purchase commitments associated with strategic manufacturing relationships that include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $197 million as of March 31, 2006 as compared to $137 million as of December 31, 2005.

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

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At March 31, 2006, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At March 31, 2006, the Company had accrued $4 million to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at March 31, 2006, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(8) Reorganization of Businesses and Other

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

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004. During the fourth quarter of 2004, the Company announced further plans to streamline its operations and reduce selling, general and administrative expenses. In addition, during the third quarter of 2005 the Company initiated actions to reorganize certain operations as a result of a customer decision to discontinue utilizing certain products provided by the Company.

Three Months Ended March 31, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to March 31, 2006 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at March 31, 2006
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$—	$(6)	$8

Related headcount	270	—	—	—	—	(130)	140

The Company expects to pay the remaining $8 million by the end of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

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

Employee Separation Costs	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at April 1, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$—	$—	$(9)	$9
Asia manufacturing	2	1	—	—	—	(1)	2
Europe manufacturing	9	1	—	—	—	(4)	6
General and administrative/Research and development	42	—	11	—	(1)	(26)	26

Total	$70	$3	$11	$—	$(1)	$(40)	$43

Related headcount	460	170	60	—	—	(270)	420

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the three months ended April 1, 2005, 270 employees were separated from the Company. The $40 million used in the first quarter of 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 110 are manufacturing employees and 160 are non-manufacturing employees, an additional $21 million was paid in the second quarter of 2005. The remaining 420 employees, of which 320 are manufacturing employees and 100 are non-manufacturing employees, were paid $21 million during the second half of 2005.

(9) Information by Segment

Summarized below are the Company’s segment Net sales and Operating earnings for the three months ended March 31, 2006 and April 1, 2005:

	Three Months Ended
	March 31, 2006	April 1, 2005
Net sales:
Transportation and Standard Products	$653	$646
Networking and Computing Systems	351	349
Wireless and Mobile Solutions	506	427
Other	16	20

Segment totals	$1,526	$1,442

Operating earnings (loss):
Transportation and Standard Products	$129	$96
Networking and Computing Systems	81	56
Wireless and Mobile Solutions	34	6
Other	(37)	(49)

Operating earnings	$207	$109
Total other income (expense)	11	(15)

Earnings before income taxes and cumulative effect of accounting change	$218	$94

Certain items are included in the Other segment category, which are not allocated to the three operating segments. These include reorganization of business charges of $13 million for the three months ended April 1, 2005. In addition, the Company has included Separation expenses of $5 million within the Other segment for the three months ended April 1, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for the three months ended March 31, 2006 and April 1, 2005. This commentary should be read in conjunction with our condensed consolidated financial statements and the notes in “Item 1: Unaudited Financial Statements,” as well as the Company’s consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as expects, anticipates, plans, beliefs, estimates, will or words of similar meaning and include statements regarding the plans and expectations for the second quarter, the year and the future. These forward-looking statements are found at various places throughout this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described further in “Risk Factors” in Part I, Item 1A. of our December 31, 2005 Annual Report on Form 10-K.

Overview

Our Business. Freescale Semiconductor, Inc. is a leading global semiconductor company that provides embedded processing and connectivity products. We currently focus on providing products to the automotive, networking and wireless communications industries. Examples of embedded processors include microcontrollers, digital signal processors and communications processors. In addition to our embedded processors, we also offer a portfolio of complementary devices that facilitate connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. These complementary devices include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through the combination of our embedded processors and complementary products, we are further able to offer our customers platform-level products, which incorporate both semiconductors and software.

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

Our Gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As our utilization rate increases, there is operating leverage in our business as our fixed manufacturing costs are spread over increased output. Our utilization rate for the first quarter of 2006 was higher than the rate experienced in prior periods.

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

Our Challenges That Lie Ahead. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment, cellular handsets and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product and material supply and demand. For more information on our challenges that lie ahead, see “Risk Factors” in Part I, Item 1A. of our December 31, 2005 Annual Report on Form 10-K.

Industry and our own utilization rates are reaching high levels. We are selectively increasing capacity in response to increased demand. We expect to experience higher levels of capital expenditures in the near term as compared to prior periods. Our asset light strategy results in spreading increased demand over our internal and external sources of supply to manage our fixed cost base efficiently within the cyclical demand of our industry.

First Quarter Highlights

First quarter 2006 Net sales increased by 6% from the first quarter of 2005, primarily driven by an increase of $79 million in WMSG sales attributable to increased volume. Gross margins rose to 45.3% in the first quarter of 2006, as compared to 39.9% in the first quarter of 2005 primarily due to higher volumes in our factories and lower manufacturing costs resulting from increased operating efficiencies. Finally, the increase in stock-based compensation expense that resulted from the adoption of SFAS 123(R) reduced our Operating earnings by approximately $16 million in the first quarter of 2006.

Results of Operations

(in millions, except per share data)

	Three Months Ended (Unaudited)
	March 31, 2006	% of Sales	April 1, 2005	% of Sales
Orders	$1,570	102.9%	$1,381	95.8%
Net sales	$1,526	100.0%	$1,442	100.0%
Cost of sales	835	54.7%	867	60.1%

Gross margin	691	45.3%	575	39.9%

Selling, general and administrative	187	12.2%	159	11.0%
Research and development	297	19.5%	292	20.3%
Reorganization of businesses and other	—	—	10	0.7%
Separation expenses	—	—	5	0.3%

Operating earnings	207	13.6%	109	7.6%

Other income (expense):
Interest income (expense), net	12	0.8%	(5)	(0.4)%
Other, net	(1)	(0.1)%	(10)	(0.7)%

Total other income (expense)	11	0.7%	(15)	(1.1)%

Earnings before income taxes and cumulative effect of accounting change	218	14.3%	94	6.5%
Income tax expense	13	0.9%	9	0.6%

Earnings before cumulative effect of accounting change	205	13.4%	85	5.9%
Cumulative effect of accounting change, net of income tax	7	0.5%	—	—

Net earnings	$212	13.9%	$85	5.9%

Earnings per common share before cumulative effect of accounting change:
Basic	$0.50		$0.21
Diluted	$0.48		$0.20
Cumulative effect of accounting change per common share:
Basic	$0.02		—
Diluted	$0.02		—
Net earnings per common share:
Basic	$0.52		$0.21
Diluted	$0.50		$0.20

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

Net Sales

The 6% increase in Net sales and the 14% increase in Orders were primarily due to a 19% increase in WMSG Net sales principally driven by increased demand in the wireless market, partially offset by lower average selling prices in the wireless market, as compared to the prior year. Overall, we experienced a 17% increase in volume of sales over the first quarter of 2005. Intellectual property revenue represented approximately 4% and 3% of Net sales in the three months ended March 31, 2006 and April 1, 2005, respectively. Finally, revenues through our distributors increased approximately $24 million in the current period as compared to the first quarter of 2005.

Gross Margin

Our Gross margin increased $116 million to 45.3% of Net sales, for the three months ended March 31, 2006, as compared to 39.9% of Net sales for the three months ended April 1, 2005. The increase in Gross margin was primarily due to improved operating efficiencies and a significant increase in our utilization rate in the first quarter of 2006 over the first quarter of 2005. In addition, we experienced a higher level of distributor sales in the first quarter of 2006 at higher margins, and we had net charges of $3 million included in Cost of sales for the first quarter of 2005 associated with the restructuring plan announced in the fourth quarter of 2004. We experienced approximately $1 million in payroll cost reductions as a result of the reorganization of business activity in 2005. Offsetting these factors, we had an increase in stock-based compensation in the first quarter of 2006 related to the expensing of stock options in connection with the adoption of SFAS 123(R).

Selling, General and Administrative

Our Selling, general and administrative expenses increased $28 million or 18% versus the prior year to 12.2% of Net sales for the three months ended March 31, 2006, as compared to 11% of Net sales in the three months ended April 1, 2005. The increase was due to: (i) an increase in selling costs resulting from our national branding campaign launched during the second quarter of 2005, (ii) an increased focus on a new sales strategy initiated in 2006, and (iii) an increase in stock-based compensation related to expensing of stock options in connection with the adoption of SFAS 123(R).

Research and Development

Our Research and development expenses approximated the prior period and were 19.5% of Net sales in the three months ended March 31, 2006, as compared to 20.3% of Net sales in the three months ended April 1, 2005. The moderate increase was primarily due to an increase in stock-based compensation due to the expensing of stock options in connection with the adoption of SFAS 123(R). We also experienced approximately $6 million in payroll cost reductions as a result of the reorganization of business activity in 2005.

Reorganization of Businesses and Other

A reorganization of business program was announced during the fourth quarter of 2004 to streamline operations and reduce Selling, general and administrative expenses. As a result, during the three months ended April 1, 2005, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying Statements of Operations related to employee separation costs.

Separation Expenses

Separation expenses were $5 million for the three months ended April 1, 2005, as compared to none during the current period. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Net Interest Income (Expense)

Our net Interest income increased $17 million in the three months ended March 31, 2006, as compared to the three months ended April 1, 2005. Net Interest income in the three months ended March 31, 2006 included Interest income of $36 million, partially offset by Interest expense of $24 million. Net interest expense in the three months ended April 1, 2005 included Interest expense of $20 million, partially offset by Interest income of $15 million. Our Interest income increase over the prior year was due to increased funds available for investment, increased interest rates and a shift of our investment portfolio to longer term instruments during the third quarter of 2005. The increase in Interest expense of $4 million was due primarily to a rise in interest rates on our floating rate notes and the unwinding of fixed to floating interest rate swaps in the fourth quarter of 2005, which provided lower effective interest expense in the first quarter of 2005.

Other

Other expenses decreased $9 million in the three months ended March 31, 2006, as compared to the three months ended April 1, 2005. The decrease was primarily due to lower equity losses in income of non-consolidated investments and lower impairment charges of investments held in private companies accounted for as cost basis investments.

Income Tax Expense

Our effective tax rate was 6% for the three months ended March 31, 2006, representing a $13 million net tax expense, as compared to a 10% effective tax rate in the three months ended April 1, 2005, representing a $9 million net tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% for two primary reasons: (i) we did not record a tax expense on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

The Company recorded valuation allowances of $582 million as of December 31, 2005 against its net deferred tax assets in the U.S. and valuation allowances against deferred taxes of certain foreign subsidiaries to reflect the deferred tax asset at the net amount that is more likely than not to be realized. A portion of the valuation allowance pertains to net operating loss carryforwards, and included in such carryforwards as of December 31, 2005 is a tax benefit attributable to the exercise of employee stock options and vesting of RSU’s of $71 million. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its income tax return from a reduction of income taxes payable attributable to the utilization of these losses. When realized, the tax benefit of these losses will be accounted for as a credit to Stockholders’ equity rather than as a reduction of Income tax expense.

The Company potentially may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination an adjustment to the valuation allowance recorded related to its deferred tax assets would cause a material increase to Net earnings in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

Cumulative effect of accounting change

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the first quarter of 2006 as a cumulative effect of accounting change, net of tax. Pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Segment Information

Our Orders, Net sales, and operating results for our segments for the three months ended March 31, 2006 and April 1, 2005 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as Orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented approximately 72% of its sales in the three months ended March 31, 2006. In the three months ended March 31, 2006, TSPG Net sales represented 43% of our Net sales, as compared to 45% in the three months ended April 1, 2005.

	Three Months Ended		Percent Change
(Dollars in millions)	March 31, 2006	April 1, 2005
Orders	$644	$647	(0.5)%
Segment net sales	653	646	1.1%
Operating earnings	129	96	34.4%

TSPG’s relatively flat Net sales were the result of supply chain constraints. We experienced growth in analog and sensors driven by advanced safety systems in the automotive market. TSPG Operating earnings increased $33 million in the first quarter of 2006, as compared to the first quarter of 2005. The increase in Operating earnings was primarily due to a higher mix of distributor sales at higher margins, lower manufacturing costs and increased factory utilization. In addition, we experienced increased Operating earnings due to a decrease in sales associated with our low margin analog printing business.

Networking and Computing Systems Group

NCSG delivers highly integrated semiconductor devices, open platform solutions and technology innovations for wireless and wireline infrastructure, pervasive computing, and enterprise, home and small-office/home-office (SOHO) networking applications. NCSG solutions facilitate the transmission, switching and processing of data, voice and video signals within communications systems. In the first quarter of 2006, NCSG Net sales represented 23% of our Net sales, as compared to 24% in the first quarter of 2005.

	Three Months Ended		Percent Change
(Dollars in millions)	March 31, 2006	April 1, 2005
Orders	$352	$387	(9.0)%
Segment net sales	351	349	0.6%
Operating earnings	81	56	44.6%

NCSG Net sales increased slightly during the first quarter of 2006 due to increased volumes, which were partially offset by lower average selling prices. NCSG Orders in the first quarter of 2006 decreased $35 million from the first quarter of 2005. The minimal change in Net sales and the decrease in Orders were due to a customer decision to discontinue utilizing certain products provided by the Company in the third quarter of 2005 and the sale of our timing solutions business in the third quarter of 2005. These decreases were offset by higher sales in the wireless infrastructure market and an increase in distributor sales in the current period. NCSG Operating earnings increased $25 million in the first quarter of 2006, as compared to the first quarter of 2005. The increase in Operating earnings was primarily due to lower manufacturing costs and increased factory utilization.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the first quarter of 2006, WMSG Net sales represented 33% of our Net sales, as compared to 30% in the first quarter of 2005.

	Three Months Ended		Percent Change
(Dollars in millions)	March 31, 2006	April 1, 2005
Orders	$558	$330	69.1%
Segment net sales	506	427	18.5%
Operating earnings	34	6	466.7%

In the first quarter of 2006, WMSG Net sales increased $79 million as compared to the first quarter of 2005. WMSG’s Orders in the first quarter of 2006 increased $228 million as compared to the first quarter of 2005. The increase in Net sales is primarily due to an increase in product shipments to customers in the wireless market, particularly to our largest customer, Motorola. The increase in Orders is largely due to an increase in demand driven by our major customers. These increases are due to a strong handset market and content growth with Motorola, particularly with our power management and power amplifier products. WMSG Operating earnings increased $28 million in the first quarter of 2006, as compared to the first quarter of 2005. The increase was primarily due to increased sales, lower manufacturing costs and increased factory utilization.

Other

Other includes sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. Other Net sales represented 1% of our Net sales both in the first quarter of 2006 and 2005.

	Three Months Ended		Percent Change
(Dollars in millions)	March 31, 2006	April 1, 2005
Orders	$16	$17	(5.9)%
Segment net sales	16	20	(20.0)%
Operating loss	(37)	(49)	24.5%

In the first quarter of 2006, Other Net sales decreased $4 million primarily due to a decrease in the sales of wafers. Other generated an Operating loss that was $12 million lower than the first quarter of 2005. The decrease in the Operating loss was primarily attributable to incurring $13 million in restructuring charges and $5 million in Separation expenses during the first quarter of 2005.

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

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004. During the fourth quarter of 2004, the Company announced further plans to streamline its operations and reduce Selling, general and administrative expenses. In addition, during the third quarter of 2005 the Company initiated actions to reorganize certain operations as a result of a customer decision to discontinue utilizing certain products provided by the Company.

Three Months Ended March 31, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to March 31, 2006 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at March 31, 2006
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$—	$(6)	$8

Related headcount	270	—	—	—	—	(130)	140

The Company expects to pay the remaining $8 million by the end of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

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

During the three months ended April 1, 2005, 270 employees were separated from the Company. The $40 million used in the first quarter of 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 110 are manufacturing employees and 160 are non-manufacturing employees, an additional $21 million was paid in the second quarter of 2005. The remaining 420 employees, of which 320 are manufacturing employees and 100 are non-manufacturing employees, were paid $21 million during the second half of 2005.

Liquidity and Capital Resources

As highlighted in the Condensed Consolidated Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and cash equivalents, Short-term investments and Marketable securities

The following table reflects our total Cash and cash equivalents, Short-term investments and Marketable securities positions at March 31, 2006 and December 31, 2005.

	As of the quarter ended
(in millions)	March 31, 2006	December 31, 2005
Cash and cash equivalents	$227	$212
Short-term investments	1,152	1,209
Marketable securities	1,711	1,604

Total	$3,090	$3,025

Operating Activities

During the first quarter of 2006, we generated cash flow from operations of $290 million, as compared to $125 million in the first quarter of 2005. The primary contributors to the increased cash flow from operations were (i) a $127 million increase in Net earnings in the first quarter of 2006; (ii) a $22 million increase in stock-based compensation due to the expensing of stock options and additional grants of restricted stock units made in the second quarter of 2005; and (iii) a $20 million increase in Other non-cash items, consisting of various reserves related to Accounts receivable and Inventory.

Our net Accounts receivable were $545 million at March 31, 2006, as compared to $535 million at December 31, 2005. Our days sales outstanding were 32 days and 33 days as of March 31, 2006 and December 31, 2005, respectively.

Our cash outflows associated with Inventory were $45 million for the three months ended March 31, 2006. Our days of inventory on hand were 74 and 69 as of March 31, 2006 and December 31, 2005, respectively. This increase in Inventory was due to increased Inventory levels for WMSG in advance of projected increased demand and supply chain constraints for TSPG, which resulted in end of quarter foundry receipts of inventory.

Accounts payable and accrued liabilities resulted in a $53 million decrease in cash flows from operating activities. Our Accounts payable were $572 million as of March 31, 2006, as compared to $469 million as of December 31, 2005. Our days purchases outstanding were 62 and 52 days as of March 31, 2006 and December 31, 2005, respectively. This increase was due to the timing and receipt of purchases at quarter end and an increase in capital expenditures at March 31, 2006 versus December 31, 2005. The offset to the increase in days purchases outstanding are payments under our 2005 bonus plan during the first quarter of 2006.

Investing Activities

Our net cash used for investing activities was $210 million and $191 million during the three months ended March 31, 2006 and April 1, 2005, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. These activities resulted in a net increase in the cash invested in our Marketable securities portfolio of $118 million, partially offset by a decrease of $57 million in our Short-term investments portfolio. Our investment strategies related to these investment portfolios are consistent with our historical approach.

Our capital expenditures were $145 million and $118 million during the three months ended March 31, 2006 and April 1, 2005, respectively. As a percentage of Net sales, our capital expenditures were 10% in the first three months of 2006 and 8% in the first three months of 2005. We are selectively increasing capacity to meet increased demand due to industry and our own utilization rates reaching high levels. We expect to experience higher levels of capital expenditures in the near term as compared to prior periods.

Cash used for strategic acquisitions and new investment activities was $4 million in the first quarter of 2006, primarily attributable to additional purchases of equity and strategic investments, and $25 million in the first quarter of 2005, primarily related to the acquisition of certain assets of PrairieComm, Inc., including intellectual property and licenses.

Financing Activities

Our net cash used for financing activities was $67 million in the first quarter of 2006, resulting primarily from stock repurchases of $100 million, partially offset by proceeds from stock option exercises and employee stock purchase plan share purchases. This compared to our net cash provided by financing activities of $10 million in the first quarter of 2005, reflecting proceeds from stock option exercises.

During the third quarter of 2005, we announced that our Board of Directors has authorized us to repurchase up to $500 million of our outstanding shares of common stock. In the first quarter of 2006, we repurchased approximately 3.8 million shares for approximately $100 million. We also obtained approximately 29 thousand shares in the first quarter of 2006 related to the withholding of shares of our Class A common stock used to satisfy employee tax obligations in connection with the vesting of restricted stock units.

We have an aggregate of $1.25 billion in notes outstanding at March 31, 2006, consisting of $400 million of floating rate notes bearing interest at a rate equal to the three-month LIBOR plus 2.75% and maturing in 2009, $350 million of 6.875% notes maturing in 2011 and $500 million of 7.125% notes maturing in 2014. The notes are unsecured senior obligations and rank equally with all of our existing and future unsecured senior debt and senior to all of our future subordinated debt. In July 2004, we received credit ratings from Standard & Poor’s and Moody’s of BB+ and Ba2, respectively, on this debt. Fitch initiated coverage in October 2004 with a credit rating of BB+. Moody’s recently upgraded its rating in December 2005 to Ba1, and in February 2006, Standard & Poor’s upgraded its rating to BBB-.

The notes have restrictive covenants that limit our ability to, among others, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of our assets; however, as a result of Standard & Poor’s recent credit upgrading, the restrictive covenants associated with our notes have been suspended.

During the first quarter of 2006, we entered into an unsecured senior revolving credit facility with a committed capacity of $500 million (including a letter of credit and swing line loan sub-facilities) (the “Credit Agreement”). We may, subject to customary conditions, request an increase in the aggregate commitment under the Credit Agreement of up to an additional $500 million for a total commitment of up to $1 billion. Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of borrowing. In addition, we will pay quarterly facility commitment fees at rates based upon our credit rating.

The Credit Agreement expires on March 7, 2011, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At March 31, 2006, no amounts were outstanding under the Credit Agreement.

The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. We were in compliance with these covenants as of March 31, 2006. The Credit Agreement also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and the occurrence of cross-defaults relating to indebtedness in amounts in excess of $50 million.

Contractual Obligations

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. Our commitment is $197 million as of March 31, 2006 as compared to $137 million as of December 31, 2005.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, share repurchases and debt service. We believe that our current net cash balance of approximately $1.9 billion (total Cash and cash equivalents, Short-term investments and Marketable securities less total Long-term debt) and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, share repurchase program and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt, or utilize our Cash and cash equivalents or Short-term investments.

We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure you that financing will be available to us on acceptable terms or that financing will be available at all. Our ability to issue additional equity is constrained because our issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under the tax sharing agreement, we would be required to indemnify Motorola against that potential liability.

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

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies and critical estimates are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005. No significant changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We experienced no significant changes in market risk during the quarter ended March 31, 2006. However, we cannot give any assurance as to the effect that future changes in foreign currency rates or interest rates will have on our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information with respect to our acquisitions of shares of our Class A common stock during the three months ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2006 to January 27, 2006 (1)	5,217	$27.25	—	—
January 28, 2006 to February 24, 2006 (1)	23,005	$26.73	—	—
February 25, 2006 to March 31, 2006 (1)	3,814,520	$26.22	3,813,868	—

Total	3,842,742	$26.22	3,813,868	—

(1)	Includes shares of Class A common stock withheld by us to satisfy employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(2)	Our Board of Directors has authorized the repurchase up to $500 million of its outstanding shares of common stock. The share repurchases will occur from time to time in the open market or privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. This action does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. As of March 31, 2006, of the authorized $500 million in repurchases, we have repurchased approximately 7.8 million shares for $203 million.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Certification of Michel Mayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michel Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: April 25, 2006	By:	/s/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)