Form 10-Q
period 2006-06-30
FREESCALE SEMICONDUCTOR INC
filed 2006-07-21
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 12, 2006:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	135,692,860
Class B Common Stock; $.01 Par Value	269,978,659

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	$1,599	$1,472	$3,125	$2,914
Cost of sales	864	868	1,699	1,735

Gross margin	735	604	1,426	1,179

Selling, general and administrative	185	162	372	321
Research and development	299	300	596	592
Reorganization of businesses and other	—	—	—	10
Separation expenses	—	5	—	10

Operating earnings	251	137	458	246

Other income (expense):
Interest income (expense), net	8	1	20	(4)
Gains on sales of investments and businesses, net	1	—	1	—
Other, net	(3)	(2)	(4)	(12)

Total other income (expense)	6	(1)	17	(16)

Earnings before income taxes and cumulative effect of accounting change	257	136	475	230
Income tax (benefit) expense	(3)	14	10	23

Earnings before cumulative effect of accounting change	260	122	465	207
Cumulative effect of accounting change, net of income tax expense	—	—	7	—

Net earnings	$260	$122	$472	$207

Earnings per common share before cumulative effect of accounting change:
Basic	$0.64	$0.30	$1.14	$0.51
Diluted	$0.61	$0.29	$1.09	$0.50
Cumulative effect of accounting change per common share:
Basic	—	—	$0.02	—
Diluted	—	—	$0.02	—
Net earnings per common share:
Basic	$0.64	$0.30	$1.16	$0.51
Diluted	$0.61	$0.29	$1.11	$0.50
Weighted average common shares outstanding:
Basic	406	403	407	402
Diluted	424	420	424	418

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share information)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$359	$212
Short-term investments	1,128	1,209
Accounts receivable, net of allowance for doubtful accounts of $5 at June 30, 2006 and December 31, 2005	605	535
Inventories	693	647
Other current assets	343	367

Total current assets	3,128	2,970

Property, plant and equipment, net	2,159	2,035
Investments	1,736	1,616
Goodwill	253	253
Other assets, net	328	296

Total assets	$7,604	$7,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$407	$7
Accounts payable	593	469
Accrued liabilities and other	571	663

Total current liabilities	1,571	1,139

Long-term debt	831	1,230
Other liabilities	357	354

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 142 and 141 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding at June 30, 2006 and December 31, 2005	3	3
Additional paid-in capital	3,996	3,942
Retained earnings	1,044	628
Accumulated other comprehensive loss	(13)	(30)
Less: Treasury stock at cost, 7 and 4 shares at June 30, 2006 and December 31, 2005, respectively	(186)	(97)

Total stockholders’ equity	4,845	4,447

Total liabilities and stockholders’ equity	$7,604	$7,170

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net earnings	$472	$207
Depreciation and amortization	318	362
Charges for reorganization of businesses and other	—	13
Stock-based compensation	65	20
Excess tax benefits from equity-based compensation plans	(2)	—
Cumulative effect of accounting change, net of income tax expense	(7)	—
Deferred income taxes	(14)	—
Other non-cash items	43	13
Change in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	(101)	(77)
Inventories	(39)	42
Other current assets	13	71
Accounts payable and accrued liabilities	14	(211)
Other operating assets and liabilities	(44)	(14)

Net cash provided by operating activities	718	426

Cash flows from investing activities:
Capital expenditures	(372)	(230)
Acquisitions and strategic investments, net of cash acquired	(4)	(25)
Proceeds from sale of strategic investments and businesses	—	9
Sales (purchases) of short-term investments, net	81	(301)
Proceeds from sale of property, plant and equipment and assets held for sale	2	8
Payments for other assets	(5)	(29)
Purchases of marketable securities	(680)	—
Sales of marketable securities	463	—
Maturities of marketable securities	79	—

Net cash used for investing activities	(436)	(568)

Cash flows from financing activities:
Proceeds from stock option exercises and ESPP stock purchases	63	38
Excess tax benefits from equity-based compensation plans	2	—
Purchases of treasury stock	(200)	—
Debt modification and issuance costs	(1)	(2)
Repayment of short-term borrowings	(2)	—
Other	(2)	—

Net cash (used for) provided by financing activities	(140)	36

Effect of exchange rate changes on cash and cash equivalents	5	(14)

Net increase (decrease) in cash and cash equivalents	147	(120)
Cash and cash equivalents, beginning of period	212	382

Cash and cash equivalents, end of period	$359	$262

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The accompanying condensed consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and July 1, 2005 are unaudited, with the December 31, 2005 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2006 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Relationship with Motorola

The Company designs, produces and sells semiconductors to Motorola. The Company’s direct net sales to Motorola businesses included in Net sales were $342 million and $709 million for the three and six months ended July 1, 2005, respectively. Transactions between the Company and Motorola have been identified in the financial statements as transactions between related parties through the expiration of substantially all of the services provided under the transition services agreement, which occurred during the third quarter of 2005.

After the completion of the Contribution in the second quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement. Under the terms of that transition services agreement, the Company also received compensation for services provided to Motorola in certain locations. The Company recorded $3 million and $8 million in expenses under the transition services agreement during the three and six months ended July 1, 2005, respectively. The amounts charged to Motorola totaled $1 million and $4 million for the three and six months ended July 1, 2005, respectively, and were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

(3) Other Financial Data

Statements of Operations Supplemental Information

Other Income (Expense)

The following table displays the amounts comprising Interest expense, net and Other, net included in Other income (expense) in the accompanying unaudited Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Interest income (expense), net:
Interest expense	$(25)	$(19)	$(49)	$(39)
Interest income	33	20	69	35

	$8	$1	$20	$(4)

Other, net:
Investment impairments	$(1)	$—	$(1)	$(6)
Equity losses of non-consolidated investments	(2)	(2)	(3)	(5)
Net foreign currency losses	—	—	—	(1)

	$(3)	$(2)	$(4)	$(12)

Comprehensive Income

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net earnings	$260	$122	$472	$207
Net change in fair value on available-for-sale investments	(4)	—	(13)	—
Net change in fair value on derivative contracts	(1)	—	(1)	—
Net change in cumulative translation adjustments	22	(27)	31	(59)

Total comprehensive earnings	$277	$95	$489	$148

Earnings Per Share

The Company calculates its earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company. For the three and six months ended June 30, 2006, approximately 2 million of the Company’s stock options were excluded from the calculation of Diluted earnings per common share because their inclusion would have been anti-dilutive. These options could become dilutive in the future if the average share price increases.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Basic weighted average common shares outstanding	406	403	407	402
Dilutive effect of stock options, restricted stock units and employee stock purchase plan	18	17	17	16

Diluted weighted average common shares outstanding	424	420	424	418

Balance Sheet and Other Supplemental Information

Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Work in process and raw materials	$494	$441
Finished goods	199	206

Inventories	$693	$647

Property, Plant and Equipment

Depreciation expense was approximately $137 million and $160 million for the three months ended June 30, 2006 and July 1, 2005, respectively, and $275 million and $328 million for the six months ended June 30, 2006 and July 1, 2005, respectively. Accumulated depreciation was approximately $1.4 billion and $1.1 billion at June 30, 2006 and December 31, 2005, respectively.

(4) Debt

During the first quarter of 2006, the Company entered into an unsecured senior revolving credit facility with a committed capacity of $500 million (including a letter of credit and swing line loan sub-facilities) (“Credit Agreement”). Subject to customary conditions, the Company may request an increase in the aggregate commitment under the Credit Agreement of up to an additional $500 million for a total commitment of up to $1 billion. Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of borrowing. In addition, the Company will pay quarterly facility commitment fees at rates based upon our credit rating.

The Credit Agreement expires on March 7, 2011, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At June 30, 2006, no amounts were outstanding under the Credit Agreement.

The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Company was in compliance with these covenants as of June 30, 2006. The Credit Agreement also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and the occurrence of cross-defaults relating to indebtedness in amounts in excess of $50 million.

(5) Risk Management

Commodity Hedging Contracts

During the second quarter of 2006, the Company began hedging its purchases of gold wire for assembly in order to reduce its exposure to adverse commodity price fluctuations related to these purchases. The Company will use derivative financial instruments, primarily forward contracts and options, to hedge its gold wire price exposures. Other financial instruments that may be incorporated into the commodity hedging program include commodity swaps, futures contracts, index swaps, zero cost dollars or other derivatives. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The financial instruments that are designated and expected to be highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended. All of the gold hedge derivative instruments in this program are designated as cash flow hedges under SFAS No. 133. Accordingly, all periodic changes in the fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in Accumulated other comprehensive earnings (loss) until the underlying gold wire is consumed in production, at which time the cumulative amount recorded in Accumulated other comprehensive earnings (loss) is released and recognized in earnings. The Company is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument does not exactly equal the change in the fair value of the Company’s expected future cash outlay to purchase gold wire. To the extent that the periodic changes in the fair value of the derivative are not effective, that ineffectiveness is recorded in earnings through Other, net. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to Other, net in the Statement of Operations in the period of the change.

At June 30, 2006, the Company had gold forward contracts with a notional amount of 9,000 Toz outstanding in connection with its gold hedging program. The unrealized loss on these derivative contracts was approximately $1 million, net of tax, and is recorded in Accrued liabilities and other and in Accumulated other comprehensive loss. This entire amount is expected to be transferred out of Accumulated other comprehensive loss and recognized within earnings over the twelve months following June 30, 2006. For the three and six months ended June 30, 2006, the ineffectiveness associated with derivatives designated as cash flow hedges in the gold hedging program resulted in a de minimis amount.

(6) Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company provides an employee stock purchase plan (“ESPP”) and makes awards of stock options and restricted stock units (“RSUs”). Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion No. 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

The estimated value of the Company’s stock-based awards (including stock options, RSUs and ESPP shares), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), Earnings before income taxes and cumulative effect of accounting change was reduced by $15 million and $31 million, and Net earnings was reduced by $14 million and $22 million for the three and six months ended June 30, 2006, respectively. The implementation of SFAS No. 123(R) had a $2 million impact on Cash flows from financing and operating activities during the second quarter of 2006 for tax benefits recognized in association with stock option exercises and RSU vesting in certain foreign locations.

The Company’s actual and pro forma stock-based compensation expense for the three and six months ended June 30, 2006 and July 1, 2005 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Included in reported Operating earnings
Cost of sales	$10	$3	$17	$5
Selling, general and administrative	12	4	24	7
Research and development	13	5	24	8

Total	$35	$12	$65	$20

Incremental pro forma
Cost of sales	$—	$5	$—	$9
Selling, general and administrative	—	7	—	15
Research and development	—	7	—	15

Total	$—	$19	$—	$39

Actual/pro forma stock-based employee compensation expense	$35	$31	$65	$59

The pro forma amounts above include the impact of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan.

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded as a cumulative effect of accounting change, net of tax. Pursuant to APB Opinion No. 25, stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Stock-based Compensation Plans

On June 18, 2004, the Company adopted the 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”). The 2004 Omnibus Plan permits stock option grants, annual management incentive awards, stock grants, restricted stock grants, RSU grants, performance stock grants, performance cash awards, stock appreciation rights grants (“SARs”), and cash awards. The aggregate number of shares of the Company’s Class A common stock that could be issued under the 2004 Omnibus Plan was not to exceed 48 million.

Prior to the Distribution, compensation expense, if any, relating to Motorola options and RSUs held by Freescale employees was allocated by Motorola to Freescale on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by the Company’s employees were converted to options to acquire Class A common stock of the Company. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and maintained the fair value of the grant before and after the conversion. As a result, under this formula, using the average closing prices at the Distribution Date of Motorola and Freescale shares of stock, the Company issued a total of approximately 23 million unvested Freescale stock options at an average exercise price of $9.91 per share. These issuances will maintain the original fair value calculated at their original grant date from Motorola. Any related compensation expense (or pro forma compensation expense) will continue to be recognized (or disclosed) over the remaining employee service period.

On April 29, 2005, the Company adopted the Omnibus Incentive Plan of 2005 (the “2005 Omnibus Plan”). Upon adoption of the 2005 plan, the Company ceased making grants under the 2004 Omnibus Plan, except for awards made from expired, forfeited or cancelled shares.

The 2005 Omnibus Plan permits grants of stock options, SARs, restricted stock, RSUs, performance stock, performance RSUs, performance cash awards, annual management incentive awards and other stock or cash awards. The aggregate number of shares of the Company’s Class A common stock that may be issued under the 2005 Omnibus Plan may not exceed 30 million. The number of shares that may be issued under the 2005 Omnibus Plan for awards other than stock options or SARs may not exceed 20 million.

Stock Options

The exercise price of each stock option granted under the Company’s 2005 Omnibus Plan equals 100% of the market value of the common stock on the date of grant. The majority of the options have a contractual life of seven years and vest ratably over four years from the date of grant. Stock options granted under the former 2004 Omnibus Plan had the same characteristics as the current plan, with the exception that the shares vest ratably over a period of three as opposed to four years from the date of grant, and they have a contractual life of ten years as opposed to seven. Any compensation expense is recognized on a straight-line basis over the employee service period. The exercise of stock options is satisfied with shares of Treasury stock to the extent available.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Weighted average grant date fair value	$13.25	$10.59	$13.58	$10.51
Weighted average assumptions used:
Expected volatility	41%	62%	45%	62%
Expected lives (in years)	4.8	5.0	4.8	5.0
Risk-free interest rate	5.0%	3.9%	4.9%	3.9%
Expected dividend yield	—%	—%	—%	—%

The computation of the expected volatility assumptions used in the Black-Scholes calculations for grants are based on historical volatilities and implied volatilities of peer companies. The Company utilizes the volatilities of peer companies due to its lack of extensive history. When establishing its expected life assumptions, the Company used the “simplified” method prescribed in Staff Accounting Bulletin No. 107, “Shared-Based Payment,” for companies that do not have adequate historical data.

A summary of changes in stock options outstanding during the six months ended June 30, 2006 is presented below:

	Stock Options	Wtd. Avg. exercise price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(stock options in thousands and intrinsic value in millions)
Balance at January 1, 2006	31,567	$13	7	$383
Granted	1,347	$30
Terminated, cancelled or expired	(1,547)	$15
Exercised	(3,688)	$11

Balance at June 30, 2006	27,679	$14	7	$418

Options exercisable and expected to be exercised at June 30, 2006*	26,242	$14	7	$401
Options exercisable at June 30, 2006*	11,343	$12	6	$195

*	Amounts are net of expected forfeitures.

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $47 million and $67 million, respectively. At June 30, 2006, the Company had approximately $92 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of one year. Cash received from stock option exercises was approximately $27 million and $42 million during the three and six months ended June 30, 2006.

Restricted Stock Units

RSU grants are rights to shares of the Company’s Class A common stock. The grants are restricted and therefore subject to substantial risk of forfeiture and to restrictions on sale or other transfer by the employee. RSUs are converted to shares of Class A common stock upon vesting on a one-for-one basis. The RSUs vest ratably over a four-year period and are not entitled to dividends or voting rights, if any, until they are vested. The cost of the RSU awards is determined using the fair value of the Company’s Class A common stock on the date of grant, net of expected forfeitures, and compensation is recognized on a straight-line basis over the employee service period.

During the second quarter of 2006, the Company granted performance-based RSUs to certain employees under the 2005 Omnibus Plan. The number of RSUs that may be earned pursuant to such awards can range from none to twice the number of target RSUs established at the grant date based upon achievement of specified levels of the Company’s 2006 Net sales. The performance RSUs, to the extent earned, vest over a two-year service period. All other terms and restrictions are generally consistent with other RSUs granted by the Company.

All unvested Motorola RSUs held by the Company’s employees on the date of Distribution were cancelled and reissued as RSUs for Class A common stock of the Company. A total of approximately 350 thousand RSUs were issued at $17.93 per share at the Distribution Date. The compensation expense related to these RSUs will continue to be recognized over the remaining employee service period.

A summary of changes in RSUs outstanding during the six months ended June 30, 2006 is presented below:

	RSUs	Wtd. Avg. Grant Date Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(RSUs in thousands and intrinsic value in millions)
Non-vested RSU balance at January 1, 2006	10,871	$17	2	$274
Granted	4,671	$31
Vested	(1,375)	$18
Terminated, cancelled or expired	(552)	$18

Non-vested RSU balance at June 30, 2006	13,615	$21	2	$395

Non-vested RSUs expected to vest at June 30, 2006*	11,647	$21	2	$338

*	Amounts are net of expected forfeitures.

At June 30, 2006, the Company had approximately $221 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU grants that will be recognized over the weighted average period of 2 years.

Employee Stock Purchase Plan

The Company initiated an ESPP after the Distribution. Under the plan, eligible participants are allowed to purchase shares of the Class A common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of Freescale’s Class A common stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from February 1 through July 31 and the second one from August 1 through January 31. The issuances of Class A common stock under the ESPP are satisfied with shares of Treasury stock to the extent available. The aggregate number of shares of the Company’s Class A common stock that may be issued under the Employee Stock Purchase Plan may not exceed 6 million.

Compensation expense is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

Three and Six Months Ended June 30, 2006
Weighted average grant date fair value	$2.79
Weighted average assumptions used:
Expected volatility	35%
Expected lives (in years)	0.5
Risk-free interest rate	4.0%
Expected dividend	—%

We have treated the ESPP as a compensatory plan and have recorded compensation expense of approximately $4 million and $8 million for the three and six months ended June 30, 2006 in accordance with SFAS No. 123(R). During the six months ended June 30, 2006, the Company’s employees purchased 993 thousand shares at a price of $21.39 per share. Cash used to purchase these shares totaled approximately $21 million for the six months ended June 30, 2006.

Effect of Adopting SFAS No. 123(R)

The following is the effect of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan in connection with the adoption of SFAS No. 123(R) as of January 1, 2006 (in millions, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-option compensation expense recognized:
Cost of sales	$4	$8
Selling, general and administrative	4	10
Research and development	7	13

Total reduction in Operating earnings before income taxes and cumulative effect of accounting change	$15	$31
Income tax benefit	(1)	(2)
Cumulative effect of accounting change, net of income tax expense	—	(7)

Total decrease in Net earnings	$14	$22

Decrease in Basic earnings per common share	$0.03	$0.05
Decrease in Diluted earnings per common share	$0.03	$0.05

Prior Period Pro Forma Presentations

Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information, as required by FASB SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the pro forma effect on Net earnings and Earnings per common share for each period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation prior to January 1, 2006 (in millions, except per-share amounts):

	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005
Net earnings, as reported	$122	$207
Plus: Stock-based employee compensation expense included in reported net earnings, net of tax	11	18
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax:
Cost of sales	(7)	(13)
Selling, general and administrative	(10)	(19)
Research and development	(11)	(21)

Net earnings, pro forma	$105	$172

Basic earnings per common share:
As reported	$0.30	$0.51
Pro forma	$0.26	$0.43
Diluted pro forma earnings per common share:
As reported	$0.29	$0.50
Pro forma	$0.25	$0.41

(7) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of the end of the second quarter, the estimated annualized effective tax rate for 2006 is 5%. The 5% estimated annualized effective tax rate for 2006 excludes benefits of $14 million recorded for discrete events occurring in the second quarter of 2006. The decline in the estimated annual effective tax rate from 10% in the second quarter of 2005 is a result of the changing mix of profitability in our domestic and international entities, and the income tax impact for domestic earnings being offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide effective rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily because (i) we did not record any Income tax expense on domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance; and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

During the second quarter of 2006, the Company reduced its valuation allowance associated with its deferred tax assets for one of its foreign subsidiaries. The Company reduced the valuation allowance because the Company believes it will more likely than not realize a portion of the deferred tax assets for the foreign subsidiary. This change is primarily due to a revision in the financing of the foreign subsidiary, resulting in increased estimates of the foreign entity’s future taxable income. This event resulted in a one-time, non-cash tax benefit in the second quarter of 2006 of $10 million. As of June 30, 2006, the remaining valuation allowance attributable to the Company’s deferred tax assets was $572 million.

During the second quarter of 2006, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. The amended Texas tax, which is based on taxable gross margin, is considered an income tax under FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Because of the amendment to the tax law, the Company recognized a $4 million one-time, non-cash Income tax benefit during the second quarter of 2006, primarily as a result of recording deferred taxes for research and development credits permitted under the new legislation.

As of June 30, 2006, the Company has valuation allowances of $508 million against its net deferred tax assets in the U.S. and valuation allowances of $64 million against net deferred tax assets of certain foreign subsidiaries to reflect the deferred tax asset at the net amount that is more likely than not to be realized. A portion of these valuation allowances pertains to net operating loss carryforwards, which include a tax benefit attributable to the exercise of employee stock options and vesting of RSUs of $71 million as of December 31, 2005, primarily related to activities in the U.S. The valuation allowance on the tax benefit attributable to the exercise of stock options and vesting of RSUs will be reduced in the period in which the Company realizes a benefit on its income tax return from a reduction of income taxes payable attributable to the utilization of these losses. When realized, the tax benefit of these losses will be accounted for as a credit to Stockholders’ equity rather than as a reduction of Income tax expense.

The Company potentially may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination an adjustment to the valuation allowance related to its deferred tax assets would cause a material increase to Net earnings in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

(8) Commitments and Contingencies

Commitments

The Company has product purchase commitments associated with strategic manufacturing relationships that include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $183 million as of June 30, 2006, as compared to $137 million as of December 31, 2005.

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, the Company has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. Due to the uncertain nature of these matters, the actual costs that will be incurred will differ from the amounts accrued, perhaps significantly.

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

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At June 30, 2006, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At June 30, 2006, the Company had accrued $4 million to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at June 30, 2006, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(9) Reorganization of Businesses and Other

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

Six Months Ended June 30, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to June 30, 2006 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at June 30, 2006
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$—	$(7)	$7

Related headcount	270	—	—	—	—	(150)	120

The Company expects to conclude the payments under this program by the end of the third quarter of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

Six Months Ended July 1, 2005

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, during the six months ended July 1, 2005, the Company recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying unaudited Statements of Operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to July 1, 2005.

Employee Separation Costs	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at July 1, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$—	$—	$(10)	$8
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(8)	2
General and administrative/Research and development	42	—	11	—	(1)	(40)	12

Total	$70	$3	$11	$—	$(1)	$(61)	$22

Related headcount	460	170	60	—	—	(615)	75

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the six months ended July 1, 2005, 615 employees were separated from the Company. The $61 million used in the six months ended July 1, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 390 were manufacturing employees and 225 were non-manufacturing employees, the remaining $22 million was paid in the second half of 2005 for (i) healthcare costs and severance related to previously terminated employees and (ii) severance relating to the remaining 75 employees, of which 40 were manufacturing employees and 35 were non-manufacturing employees.

(10) Information by Segment

Summarized below are the Company’s segment Net sales and Operating earnings for the three and six months ended June 30, 2006 and July 1, 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net Sales:
Transportation and Standard Products	$697	$651	$1,350	$1,297
Networking and Computing Systems	370	387	721	736
Wireless and Mobile Solutions	514	417	1,020	844
Other	18	17	34	37

Segment totals	$1,599	$1,472	$3,125	$2,914

Operating Earnings:
Transportation and Standard Products	$144	$75	$273	$171
Networking and Computing Systems	102	87	183	143
Wireless and Mobile Solutions	26	(1)	60	5
Other	(21)	(24)	(58)	(73)

Operating earnings	251	137	458	246
Total other income (expense)	6	(1)	17	(16)

Earnings before income taxes and cumulative effect of accounting change	$257	$136	$475	$230

Certain items are included in the Other segment category, which are not allocated to the three operating segments. These include reorganization of business charges of $13 million for the six months ended July 1, 2005. In addition, the Company has included separation expenses of $5 million and $10 million for the three and six months ended July 1, 2005, respectively, within the Other segment.

(11) Subsequent Event

During the second quarter of 2006, the Company announced the redemption of its outstanding $400 million aggregate principal amount of Floating Rate Senior Notes due 2009 (“Floating Rate Notes”). The redemption took place on July 17, 2006 at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the Floating Rate Notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. Because of this announcement, the Company reclassified the $400 million aggregate principal amount of Floating Rate Notes out of Long-term debt and into Notes payable and current portion of long-term debt and capital lease obligations within the accompanying unaudited Consolidated Balance Sheet as of June 30, 2006. The Company will record a charge of $15 million in the third quarter of 2006 in connection with the redemption, $7 million of which will be a non-cash charge associated with the recognition of unamortized debt issuance costs. Funds from the short-term investment portfolio were used to finance the $400 million early retirement of debt and the $8 million cost associated with the call premium.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for the three months and six months ended June 30, 2006 and July 1, 2005. This commentary should be read in conjunction with our condensed consolidated financial statements and the notes in “Item 1: Unaudited Financial Statements,” as well as our consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

Our Business. Freescale Semiconductor, Inc. is a leading global semiconductor company that provides embedded processing and connectivity products to large, high-growth markets. We currently focus on providing products to the automotive, networking and wireless communications industries. Examples of embedded processors include microcontrollers, digital signal processors and communications processors. In addition to our embedded processors, we also offer a portfolio of complementary devices that facilitate connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. These complementary devices include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through the combination of our embedded processors and complementary products, we are further able to offer our customers platform-level products, which incorporate both semiconductors and software.

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

We currently manufacture a substantial portion of our products internally at our seven wafer fabrication facilities and two assembly and test facilities. We track our Inventories and Cost of sales by using standard costs that are reviewed at least once a year. Inventories are valued at the lower of cost or market value. For the purposes of segment reporting, Cost of sales for each segment reflects standard costs, adjustments to inventory balances and valuation reserves and an allocation of manufacturing variances incurred on an actual cost basis. The exceptions to this practice are facilities in production start-up, which are allocated to the Other segment.

Gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As our utilization rate increases, there is operating leverage in our business as our fixed manufacturing costs are spread over increased output. Our utilization rate for the second quarter of 2006 was higher than the rate experienced in the prior year.

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

Industry and our own utilization rates are at high levels as compared to the prior year. We are selectively increasing capacity in response to increased demand. We expect to experience higher levels of capital expenditures in the near term as compared to prior periods. Our asset light strategy results in spreading increased demand over our internal and external sources of supply to manage our fixed cost base efficiently within the cyclical demand of our industry.

Second Quarter and Year-to-date Highlights

Net sales for the second quarter and first six months of 2006 increased by 9% and 7%, respectively, over the same time periods in 2005, primarily attributable to volume-driven increases in WMSG, which resulted in increases in WMSG’s Net sales of $97 million and $176 million for the three and six months ended June 30, 2006, respectively, over the same time periods in 2005. Increases in TSPG sales of 7% and 4% offset declines in NCSG sales of 4% and 2% for the three and six months ended June 30, 2006, respectively, over the same time periods in 2005. Gross margins rose to 46.0% and 45.6% in the second quarter and first six months of 2006, respectively, as compared to 41.0% and 40.5% in the second quarter and first six months of 2005, respectively. These increases were primarily due to higher volumes in our factories and lower manufacturing costs resulting from increased operating efficiencies and lower depreciation expense. Gross margins also benefited from an improved segment and product portfolio mix, as compared to the prior year. We also experienced an increase in stock-based compensation expense resulting from the adoption of SFAS 123(R) which reduced our Operating earnings by approximately $15 million and $31 million in the second quarter and first six months of 2006, respectively.

Finally, we recorded a total benefit of $14 million to Income tax (benefit) expense for discrete events occurring in the second quarter of 2006. We reduced the valuation allowance associated with our deferred tax assets for one of our foreign subsidiaries. This event resulted in a one-time, non-cash tax benefit of $10 million. In addition, we recognized a $4 million one-time, non-cash benefit primarily as a result of recording deferred taxes for research and development credits permitted under the guidelines of new Texas franchise tax legislation.

Results of Operations for the Three Months Ended June 30, 2006 and July 1, 2005

(In millions, except per share data)	Three Months Ended (Unaudited)
	June 30, 2006	% of Sales	July 1, 2005	% of Sales
Orders	$1,570	98.2%	$1,383	94.0%

Net sales	$1,599	100.0%	$1,472	100.0%
Costs of sales	864	54.0%	868	59.0%

Gross margin	735	46.0%	604	41.0%

Selling, general and administrative	185	11.6%	162	11.0%
Research and development	299	18.7%	300	20.4%
Separation expenses	—	—%	5	0.3%

Operating earnings	251	15.7%	137	9.3%

Other income (expense):
Interest income (expense), net	8	0.5%	1	—%
Gains on sales of investments and businesses, net	1	0.1%	—	—%
Other, net	(3)	(0.2)%	(2)	(0.1)%

Total other income (expense)	6	0.4%	(1)	(0.1)%

Earnings before income taxes	257	16.1%	136	9.2%
Income tax (benefit) expense	(3)	(0.2)%	14	0.9%

Net earnings	$260	16.3%	122	8.3%

Net earnings per common share:
Basic	$0.64		$0.30
Diluted	$0.61		$0.29

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

Net Sales

The 9% increase in Net sales and the 14% increase in Orders in the second quarter of 2006, as compared to the second quarter of 2005, were primarily due to a 23% increase in WMSG Net sales. The increase in WMSG Net sales was principally driven by increased demand in the wireless market, partially offset by lower average selling prices. Overall, we experienced a 17% increase in volume of sales over the second quarter of 2005. Intellectual property revenue represented approximately 4% and 3% of Net sales in the three months ended June 30, 2006 and July 1, 2005, respectively. Finally, revenues to our distributors increased approximately $56 million, or 30%, in the current period as compared to the second quarter of 2005. Distribution inventory rose slightly to 10 weeks of sales, which remains below the 2005 average.

Gross Margin

Our Gross margin increased $131 million to 46% of Net sales, for the three months ended June 30, 2006, as compared to 41% of Net sales for the three months ended July 1, 2005. The increase in Gross margin was primarily due to a significant increase in our utilization rate and improved operating efficiencies in the second quarter of 2006 over the second quarter of 2005. Gross margins also benefited from an improved segment and product portfolio mix, as compared to the prior year. As noted above, we also experienced a higher level of distributor sales in the second quarter of 2006, which typically generate higher margins. The increase in Net sales and a reduction of $23 million in depreciation expense also contributed to the increase in Gross margin. Finally, we experienced approximately $1 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005. Offsetting these factors, we had an increase in stock-based compensation in the second quarter of 2006 related to the expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005.

Selling, General and Administrative

Our Selling, general and administrative expenses increased $23 million or 14% versus the prior year to 11.6% of Net sales for the three months ended June 30, 2006, as compared to 11% of Net sales in the three months ended July 1, 2005. After taking into consideration the increases in Net sales, the increase in Selling, general and administrative was due to: (i) an increase in selling costs resulting from our global branding campaign launched during the second quarter of 2005, (ii) an increased focus on a new sales strategy initiated in 2006, and (iii) an increase in stock-based compensation related to expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005.

Research and Development

Our Research and development expenses were relatively consistent with the prior period and were 18.7% of Net sales in the three months ended June 30, 2006, as compared to 20.4% of Net sales in the three months ended July 1, 2005. We experienced an increase in Research and development expenses due to an increase in stock-based compensation due to the expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005. We also had approximately $6 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005.

Separation Expenses

Separation expenses were $5 million for the three months ended July 1, 2005, as compared to none during the current period. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Net Interest Income (Expense)

Our net Interest income increased $7 million in the three months ended June 30, 2006, as compared to the three months ended July 1, 2005. Net Interest income in the three months ended June 30, 2006 included Interest income of $33 million, partially offset by Interest expense of $25 million. Net Interest income in the three months ended July 1, 2005 included Interest income of $20 million, partially offset by Interest expense of $19 million. The $13 million increase in Interest income over the prior period was primarily attributable to increased funds available for investment, increased interest rates and a shift of our investment portfolio to longer term instruments during the third quarter of 2005. The $6 million increase in Interest expense over the prior period was primarily due to a rise in interest rates on our floating rate notes and the unwinding of fixed to floating interest rate swaps in the fourth quarter of 2005, which provided lower effective interest expense in the second quarter of 2005.

Income Tax Expense

Our effective tax rate was 4% for the three months ended June 30, 2006, excluding discrete events resulting in a $14 million non-cash benefit. This compared to a 10% effective tax rate in the three months ended July 1, 2005, representing a $14 million net Income tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% for two primary reasons: (i) we did not record a tax expense on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

During the second quarter of 2006, we reduced the valuation allowance associated with our deferred tax assets for one of our foreign subsidiaries. This event resulted in a one-time, non-cash tax benefit to Income tax (benefit) expense in the second quarter of 2006 of $10 million. In addition, during the current quarter, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. As a result of this legislation, we recognized a $4 million one-time, non-cash benefit to Income tax (benefit) expense during the second quarter of 2006, primarily as a result of recording deferred taxes for research and development credits permitted under the guidelines of the new legislation.

Results of Operations for the Six Months Ended June 30, 2006 and July 1, 2005

(In millions, except per share data)	Six Months Ended (Unaudited)
	June 30, 2006	% of Sales	July 1, 2005	% of Sales
Orders	$3,140	100.5%	$2,764	94.9%

Net sales	$3,125	100.0%	$2,914	100.0%
Costs of sales	1,699	54.4%	1,735	59.5%

Gross margin	1,426	45.6%	1,179	40.5%

Selling, general and administrative	372	11.9%	321	11.0%
Research and development	596	19.0%	592	20.3%
Reorganization of businesses and other	—	—%	10	0.4%
Separation expenses	—	—%	10	0.4%

Operating earnings	458	14.7%	246	8.4%

Other income (expense):
Interest income (expense), net	20	0.6%	(4)	(0.1)%
Gains on sales of investments and businesses, net	1	—%	—	—%
Other, net	(4)	(0.1)%	(12)	(0.4)%

Total other income (expense)	17	0.5%	(16)	(0.5)%

Earnings before income taxes and cumulative effect of accounting change	475	15.2%	230	7.9%
Income tax expense	10	0.3%	23	0.8%

Earnings before cumulative effect of accounting change	465	14.9%	207	7.1%
Cumulative effect of accounting change, net of income tax	7	0.2%	—	—%

Net earnings	$472	15.1%	$207	7.1%

Earnings per common share before cumulative effect of accounting change:
Basic	$1.14		$0.51
Diluted	$1.09		$0.50
Cumulative effect of accounting change per common share:
Basic	$0.02		$—
Diluted	$0.02		$—
Net earnings per common share:
Basic	$1.16		$0.51
Diluted	$1.11		$0.50

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

Net Sales

The 7% increase in Net sales and the 14% increase in Orders in the first half of 2006, as compared to the first half of 2005, were primarily due to a 21% increase in WMSG Net sales. The increase in WMSG Net sales was principally driven by increased demand in the wireless market, partially offset by lower average selling prices in all three segments, but primarily in the wireless market, as compared to the prior year. Overall, we experienced a 17% increase in volume of sales over the first six months of 2005. Intellectual property revenue represented approximately 4% and 3% of Net sales in the six months ended June 30, 2006 and July 1, 2005, respectively. Finally, revenues to our distributors increased approximately $82 million, or 22%, in the current period as compared to the first six months of 2005.

Gross Margin

Our Gross margin increased $247 million to 45.6% of Net sales, for the six months ended June 30, 2006, as compared to 40.5% of Net sales for the six months ended July 1, 2005. The increase in Gross margin was primarily due to a significant increase in our utilization rate, improved operating efficiencies and a $53 million decrease in depreciation expense in the first half of 2006 over the first half of 2005. In addition, we had a higher level of distributor sales in the first six months of 2006 which typically generate higher margins, and we had net charges of $3 million included in Cost of sales for the first half of 2005 associated with the restructuring plan announced in the fourth quarter of 2004. We experienced approximately $2 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005. Partially offsetting these factors, we had an increase in stock-based compensation in the first half of 2006 related to the expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005.

Selling, General and Administrative

Our Selling, general and administrative expenses increased $51 million or 16% versus the prior year to 11.9% of Net sales for the six months ended June 30, 2006, as compared to 11% of Net sales in the six months ended July 1, 2005. After taking into consideration the increase in Net sales, the increase in Selling, general and administrative was due to: (i) an increase in selling costs resulting from our global branding campaign launched during the second quarter of 2005, (ii) an increased focus on a new sales strategy initiated in 2006, and (iii) an increase in stock-based compensation related to expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005.

Research and Development

Our Research and development expenses were relatively consistent with the prior period at 19% of Net sales in the six months ended June 30, 2006, as compared to 20.3% of Net sales in the six months ended July 1, 2005. The moderate increase in expense was primarily due to an increase in stock-based compensation due to the expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005. We also experienced approximately $12 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005.

Reorganization of Businesses and Other

A reorganization of business program was announced during the fourth quarter of 2004 to streamline operations and reduce Selling, general and administrative expenses. As a result, during the six months ended July 1, 2005, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying unaudited Statements of Operations related to employee separation costs. We did not record any charges related to reorganization of business activity during the first six months of 2006.

Separation Expenses

Separation expenses were $10 million for the six months ended July 1, 2005, as compared to none during the current period. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Net Interest Income (Expense)

Our Interest income (expense), net increased $24 million in the six months ended June 30, 2006, as compared to the six months ended July 1, 2005. Net Interest income in the six months ended June 30, 2006 included Interest income of $69 million, partially offset by Interest expense of $49 million. Net Interest expense in the six months ended July 1, 2005 included Interest expense of $39 million, partially offset by Interest income of $35 million. The $34 million increase in Interest income over the prior period was primarily attributable to increased funds available for investment, increased interest rates and a shift of our investment portfolio to longer term instruments during the third quarter of 2005. The $10 million increase in Interest expense over the prior period was primarily due to a rise in interest rates on our floating rate notes and the unwinding of fixed to floating interest rate swaps in the fourth quarter of 2005, which provided lower effective interest expense in the first half of 2005.

Other

Other expenses decreased $8 million in the six months ended June 30, 2006, as compared to the six months ended July 1, 2005. The decrease was primarily due to lower equity losses in income of non-consolidated investments and lower impairment charges of investments held in private companies accounted for as cost basis investments.

Income Tax Expense

Our effective tax rate was 5% for the six months ended June 30, 2006, excluding discrete events resulting in a $14 million non-cash benefit. This compared to a 10% effective tax rate in the six months ended July 1, 2005, representing a $23 million net Income tax expense. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% for two primary reasons: (i) we did not record a tax expense on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

During the second quarter of 2006, we reduced the valuation allowance associated with our deferred tax assets for one of our foreign subsidiaries. This event resulted in a one-time, non-cash tax benefit to Income tax (benefit) expense in the second quarter of 2006 of $10 million. In addition, in the second quarter of 2006, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. As a result of this legislation, we recognized a $4 million one-time, non-cash benefit to Income tax (benefit) expense during the second quarter of 2006, primarily as a result of recording deferred taxes for research and development credits permitted under the guidelines of the new legislation.

Cumulative effect of accounting change

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the first half of 2006 as a cumulative effect of accounting change, net of tax. Pursuant to APB Opinion No. 25, stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Segment Information

Our Orders, Net sales, and operating results for our segments for the three and six months ended June 30, 2006 and July 1, 2005 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as Orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented approximately 71% of its sales in the three and six months ended June 30, 2006, which was consistent with the respective periods in the prior year. In the three and six months ended June 30, 2006, TSPG Net sales represented 44% and 43% of our Net sales, respectively, as compared to 44% and 45% in the three and six months ended July 1, 2005, respectively.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2006	July 1, 2005	% Change	June 30, 2006	July 1, 2005	% Change
Orders	$723	$625	16%	$1,369	$1,257	9%
Segment net sales	$697	$651	7%	$1,350	$1,297	4%
Operating earnings	$144	$75	92%	$273	$171	60%

Three months ended June 30, 2006 compared to three months ended July 1, 2005

The increase in TSPG Net sales is primarily attributable to growth in analog and sensors driven by advanced safety systems in the automotive market and growth in distributor sales of 33%. TSPG Operating earnings increased $69 million in the second quarter of 2006, as compared to the second quarter of 2005. The increase in Operating earnings was primarily due to a higher mix of distributor sales at higher margins, lower manufacturing costs and increased factory utilization. In addition, we experienced increased Operating earnings due to a decrease in sales associated with our low margin printing business.

Six months ended June 30, 2006 compared to six months ended July 1, 2005

The increase in TSPG Net sales is primarily attributable to growth in analog and sensors driven by advanced safety systems in the automotive market and growth in distributor sales of 18%. TSPG Operating earnings increased $102 million in the first half of 2006, as compared to the first half of 2005. The increase in Operating earnings was primarily due to a higher mix of distributor sales at higher margins, lower manufacturing costs and increased factory utilization. In addition, we experienced increased Operating earnings due to a decrease in sales associated with our low margin printing business.

Networking and Computing Systems Group

NCSG delivers highly integrated semiconductor devices, open platform solutions and technology innovations for wireless and wireline infrastructure, pervasive computing, and enterprise, home and small-office/home-office (SOHO) networking applications. NCSG solutions facilitate the transmission, switching and processing of data, voice and video signals within communications systems. In the three and six months ended June 30, 2006, NCSG Net sales represented 23% of our Net Sales, as compared to 26% and 25% in the three and six months ended July 1, 2005, respectively.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2006	July 1, 2005	% Change	June 30, 2006	July 1, 2005	% Change
Orders	$413	$354	17%	$762	$741	3%
Segment net sales	$370	$387	(4)%	$721	$736	(2)%
Operating earnings	$102	$87	17%	$183	$143	28%

Three months ended June 30, 2006 compared to three months ended July 1, 2005

NCSG Net sales decreased during the second quarter of 2006 due to (i) a customer decision to discontinue utilizing certain products provided by the Company in the third quarter of 2005 and (ii) the sale of our timing solutions business in the third quarter of 2005. These decreases were offset by higher sales in the enterprise networking, wireless infrastructure and home and SOHO markets, as well as a 14% increase in distributor sales in the current period. NCSG Orders in the second quarter of 2006 increased $59 million as compared to the second quarter of 2005 due to strength in the aforementioned markets. NCSG Operating earnings increased $15 million in the second quarter of 2006, as compared to the second quarter of 2005, due to favorable product mix, lower manufacturing costs, increased factory utilization and lower operating expenses.

Six months ended June 30, 2006 compared to six months ended July 1, 2005

NCSG Net sales decreased during the first half of 2006 due primarily to (i) a customer decision to discontinue utilizing certain products provided by the Company in the third quarter of 2005 and (ii) the sale of our timing solutions business in the third quarter of 2005. These decreases were offset by higher sales in the enterprise networking, wireless infrastructure and home and SOHO markets, as well as a 22% increase in distributor sales in the current period. NCSG Orders in the first half of 2006 increased $24 million as compared to the first half of 2005 due to strength in the aforementioned markets. NCSG Operating earnings increased $40 million in the first half of 2006, as compared to the first half of 2005 due to favorable product mix, lower manufacturing costs, increased factory utilization and lower operating expenses.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the three and six months ended June 30, 2006, WMSG Net sales represented 32% and 33% of our Net sales, respectively, as compared to 29% in the three and six months ended July 1, 2005.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2006	July 1, 2005	% Change	June 30, 2006	July 1, 2005	% Change
Orders	$415	$385	8%	$973	$730	33%
Segment net sales	$514	$417	23%	$1,020	$844	21%
Operating earnings (loss)	$26	$(1)	N/M	$60	$5	N/M

N/M – percent change not meaningful

Three months ended June 30, 2006 compared to three months ended July 1, 2005

In the second quarter of 2006, WMSG Net sales increased $97 million, as compared to the second quarter of 2005. WMSG’s Orders in the second quarter of 2006 increased $30 million as compared to the second quarter of 2005. The increase in Net sales is primarily due to a significant increase in product shipments to customers in the wireless market, particularly to Motorola, partially offset by lower average selling prices due to pricing pressures from our largest customer. The increase in Orders is largely due to an increase in demand driven by our major customers. These increases are due to a strong handset market and content growth with Motorola, particularly with our power management products. WMSG Operating earnings increased $27 million in the second quarter of 2006, as compared to the second quarter of 2005. The increase was primarily due to increased sales.

Six months ended June 30, 2006 compared to six months ended July 1, 2005

In the first half of 2006, WMSG Net sales increased $176 million, as compared to the first half of 2005. WMSG’s Orders in the first half of 2006 increased $243 million as compared to the first half of 2005. The increase in Net sales is primarily due to a significant increase in product shipments to customers in the wireless market, particularly to Motorola, partially offset by lower average selling prices due to pricing pressures from our largest customer. The increase in Orders is largely due to an increase in demand driven by our major customers. These increases are due to a strong handset market and content growth with Motorola, particularly with our power management products. WMSG Operating earnings increased $55 million in the first half of 2006, as compared to the first half of 2005. The increase was primarily due to increased sales.

Other

Other includes sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. In the three and six months ended June 30, 2006 and July 1, 2005, Other Net sales represented approximately 1% of our Net sales.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2006	July 1, 2005	% Change	June 30, 2006	July 1, 2005	% Change
Orders	$19	$19	—%	$36	$36	—%
Segment net sales	$18	$17	6%	$34	$37	(8)%
Operating loss	$(21)	$(24)	13%	$(58)	$(73)	21%

Three months ended June 30, 2006 compared to three months ended July 1, 2005

In the second quarter of 2006, Other Net sales were consistent with those in the second quarter of 2005. Other generated an Operating loss that was $3 million lower than the second quarter of 2005. The decrease in the Operating loss was primarily attributable to $5 million in Separation expenses incurred during the second quarter of 2005.

Six months ended June 30, 2006 compared to six months ended July 1, 2005

In the first half of 2006, Other Net sales decreased $1 million primarily due to a decrease in the sales of wafers. Other generated an Operating loss that was $15 million lower than the first half of 2005. The decrease in the Operating loss was primarily attributable to $10 million in restructuring charges and $10 million in Separation expenses incurred during the first half of 2005.

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

Six Months Ended June 30, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to June 30, 2006 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs (Dollars in millions)	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at June 30, 2006
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$—	$(7)	$7

Related headcount	270	—	—	—	—	(150)	120

The Company expects to conclude the payments under this program by the end of the third quarter of 2006.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

Six Months Ended July 1, 2005

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, during the six months ended July 1, 2005, the Company recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying unaudited Statements of Operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to July 1, 2005.

Employee Separation Costs (Dollars in millions)	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at July 1, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$—	$—	$(10)	$8
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(8)	2
General and administrative/Research and development	42	—	11	—	(1)	(40)	12

Total	$70	$3	$11	$—	$(1)	$(61)	$22

Related headcount	460	170	60	—	—	(615)	75

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the six months ended July 1, 2005, 615 employees were separated from the Company. The $61 million used in the six months ended July 1, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 390 were manufacturing employees and 225 were non-manufacturing employees, the remaining $22 million was paid in the second half of 2005 for (i) healthcare costs and severance related to previously terminated employees and (ii) severance relating to the remaining 75 employees, of which 40 are manufacturing employees and 35 are non-manufacturing employees.

Liquidity and Capital Resources

As highlighted in the accompanying unaudited Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and cash equivalents, Short-term investments and Marketable securities

The following table reflects our total Cash and cash equivalents, Short-term investments and Marketable securities positions at June 30, 2006 and December 31, 2005.

	As of the quarter ended
(Dollars in millions)	June 30, 2006	December 31, 2005
Cash and cash equivalents	$359	$212
Short-term investments	1,128	1,209
Marketable securities	1,724	1,604

Total	$3,211	$3,025

Operating Activities

During the first six months of 2006, we generated cash flow from operations of $718 million, as compared to $426 million in the first six months of 2005. The primary contributors to the increased cash flow from operations in the first half of 2006 were: (i) a $265 million increase in Net earnings and (ii) a $45 million increase in stock-based compensation due to the expensing of stock options and additional grants of RSUs made in April 2006 and May 2005.

Our net Accounts receivable were $605 million at June 30, 2006, as compared to $535 million at December 31, 2005. Our days sales outstanding were 34 days and 32 days as of June 30, 2006 and December 31, 2005, respectively.

Our cash outflows associated with Inventories were $39 million for the six months ended June 30, 2006. Our days of inventory on hand were 72 and 69 as of June 30, 2006 and December 31, 2005, respectively.

Accounts payable and accrued liabilities resulted in a $14 million increase in Cash flows from operating activities. Our Accounts payable were $593 million as of June 30, 2006, as compared to $469 million as of December 31, 2005. Our days purchases outstanding were 62 and 52 days as of June 30, 2006 and December 31, 2005, respectively. This increase was due to the timing and receipt of purchases and an increase in capital expenditures in June 2006 versus December 2005. The offset to the increase in days purchases outstanding are payments under our 2005 bonus plan during the first half of 2006.

Investing Activities

Our Net cash used for investing activities was $436 million and $568 million during the six months ended June 30, 2006 and July 1, 2005, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. These activities resulted in a net increase in the cash invested in our marketable securities portfolio of $138 million, partially offset by a decrease of $81 million in our short-term investments portfolio. Our investment strategies related to these investment portfolios are consistent with our historical approach.

Our Capital expenditures were $372 million and $230 million during the six months ended June 30, 2006 and July 1, 2005, respectively. As a percentage of Net sales, our Capital expenditures were 12% in the first six months of 2006 and 8% in the first six months of 2005. We are selectively increasing capacity to meet increased demand due to industry and our own utilization rates reaching high levels. We expect to experience higher levels of capital expenditures in the near term as compared to prior periods.

Cash used for strategic acquisitions and new investment activities was $4 million in the first half of 2006, primarily attributable to additional investments in existing strategic investments, and $25 million in the first half of 2005, primarily related to the acquisition of certain assets of PrairieComm, Inc., including intellectual property and licenses.

Financing Activities

Our Net cash used for financing activities was $140 million in the first half of 2006, resulting primarily from stock repurchases of $200 million, partially offset by proceeds of $63 million from stock option exercises and ESPP share purchases. This compared to our Net cash provided by financing activities of $36 million in the first half of 2005, principally reflecting proceeds from stock option exercises.

During the third quarter of 2005, we announced that our Board of Directors authorized us to repurchase up to $500 million of our outstanding shares of common stock. In the first half of 2006, we repurchased approximately 7 million shares for $200 million. We also obtained approximately 373 thousand shares in the first half of 2006 related to the withholding of shares of our Class A common stock used to satisfy employee tax obligations in connection with the vesting of RSUs.

We had an aggregate principal amount of $1.25 billion in notes outstanding at June 30, 2006, consisting of (i) $400 million of floating rate notes bearing interest at a rate equal to the three-month LIBOR plus 2.75% and maturing in 2009 (previously defined as the Floating Rate Notes), (ii) $350 million of 6.875% notes maturing in 2011, and (iii) $500 million of 7.125% notes maturing in 2014. The notes are unsecured senior obligations and rank equally with all of our existing and future unsecured senior debt and senior to all of our future subordinated debt. In July 2004, we received credit ratings from Standard & Poor’s and Moody’s of BB+ and Ba2, respectively, on this debt. Fitch initiated coverage in October 2004 with a credit rating of BB+. Moody’s upgraded its rating in December 2005 to Ba1, and in February 2006, Standard & Poor’s upgraded its rating to BBB-.

During the third quarter of 2006, we fully redeemed our outstanding Floating Rate Notes. The redemption occurred on July 17, 2006 at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the Floating Rate Notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. Funds from our short-term investment portfolio were used to finance the $400 million early retirement of debt and the $8 million cost associated with the call premium.

The notes include restrictive covenants that limit our ability to, among other things, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, or transfer or sell assets. The notes also impose certain limitations on our ability to consolidate, merge or transfer all or substantially all of our assets. As a result of Standard & Poor’s recent credit upgrade, certain of the restrictive covenants associated with the notes have been suspended.

During the first quarter of 2006, we entered into an unsecured senior revolving credit facility (previously defined as the Credit Agreement) with a committed capacity of $500 million (including a letter of credit and swing line loan sub-facilities). We may, subject to customary conditions, request an increase in the aggregate commitment under the Credit Agreement of up to an additional $500 million for a total commitment of up to $1 billion. Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of borrowing. In addition, we will pay quarterly facility commitment fees at rates based upon our credit rating.

The Credit Agreement expires on March 7, 2011, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At June 30, 2006, no amounts were outstanding under the Credit Agreement.

The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. We were in compliance with these covenants as of June 30, 2006. The Credit Agreement also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and the occurrence of cross-defaults relating to indebtedness in amounts in excess of $50 million.

Contractual Obligations

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. Our commitment is $183 million as of June 30, 2006 as compared to $137 million as of December 31, 2005.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, share repurchases and debt service. We believe that our net cash balance as of June 30, 2006 of approximately $2.0 billion (total Cash and cash equivalents, Short-term investments and Marketable securities less total Long-term debt and Notes payable and current portion of long-term debt and capital lease obligations) and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, share repurchase program and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt, or utilize our Cash and cash equivalents or Short-term investments.

We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure that financing will be available to us on acceptable terms or that financing will be available at all. Our ability to issue additional equity is constrained because our issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under the tax sharing agreement, we would be required to indemnify Motorola for that liability, if any.

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

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Other than the change in a critical estimate in our accounting for income taxes, specifically valuation allowances for net deferred tax assets as noted below, no significant changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2005.

Accounting for Income Taxes

During the second quarter of 2006, we reduced the valuation allowance associated with our deferred tax assets for one of our foreign subsidiaries. The valuation allowance was reduced because we believe we are more likely than not going to realize a portion of the deferred tax assets for the foreign entity. This change is primarily due to a revision in the financing of the foreign entity, resulting in increased estimates of the foreign entity’s future taxable income. This event resulted in a one-time, non-cash tax benefit in the second quarter of 2006 of $10 million. Subsequently, as of June 30, 2006, the remaining valuation allowance attributable to our deferred tax assets was $572 million.

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

As we have incurred cumulative losses in the United States, and to a lesser extent, certain foreign jurisdictions, we have not recognized tax benefits for these operating losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of SFAS No. 109 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. We compute cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items.

The Company potentially may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination an adjustment to the valuation allowance related to its deferred tax assets would cause a material increase to Net earnings in the period in which such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

We have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we nevertheless have established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, negotiations between tax authorities of different countries concerning our transfer prices, identification of new issues, and issuance of new regulations or new case law.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

Business Outlook

In the third quarter of 2006, we expect Net sales in the range of $1.525 billion to $1.625 billion. We expect Gross margin to be in line with the gross margin percentage realized for the quarter ended June 30, 2006.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except as noted below, we experienced no significant changes in market risk during the six months ended June 30, 2006. However, we cannot give any assurance as to the effect that future changes in foreign currency rates or interest rates will have on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

        As discussed in Note 5 to the accompanying financial statements, during the second quarter of 2006, we instituted a gold hedging program which incorporates the use of financial derivative instruments to hedge our exposure to material increases in gold wire prices caused by changes in the spot price of gold bullion. At June 30, 2006, the estimated gross fair value of the obligation associated with our outstanding gold wire hedge contracts was $1 million, and the forward contracts entered into had a notional amount of 9,000 Toz. At June 30, 2006, the potential loss over the next 12 months resulting from a 10% hypothetical increase in market gold prices is immaterial.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risk, we select and periodically review counterparties based on credit ratings, limit our exposure to a single counterparty, and monitor the market position of the program and our relative market position with each counterparty.

Interest Rate Risk

As discussed in Note 11 to the accompanying financial statements, during the second quarter of 2006, we announced that we would fully redeem our Floating Rate Notes on July 17, 2006. We redeemed the Floating Rate Notes at a redemption price equal to 102% of the principal amount of the Floating Rate Notes. The reduction in interest rate risk associated with the retirement of these variable interest rate securities from the debt portfolio in the third quarter of 2006 is immaterial due to a corresponding decrease in the balance of the short-term investment portfolio. Funds from the short-term investment portfolio were used to finance the $400 million early retirement of debt and the $8 million cost associated with the call premium.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1: Legal Proceedings.

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, liquidity or results of operations.

From time to time we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Furthermore, under our agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our acquisitions of shares of our Class A common stock during the three months ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
April 1, 2006 to April 30, 2006 (1)	483	$28.84	—	—
May 1, 2006 to May 30, 2006 (2)	3,551,876	$31.12	3,209,411	—
May 31, 2006 to June 30, 2006 (1)	1,061	$29.66	—	—

Total	3,553,420	$31.12	3,209,411	—

(1)	Represents shares of Class A common stock withheld by us to satisfy employee tax obligations upon vesting of RSUs granted to our employees under our equity compensation plans.
(2)	Of this amount, 342,465 shares of Class A common stock were withheld by us to satisfy employee tax obligations upon vesting of RSUs granted to our employees under our equity compensation plans.
(3)	Our Board of Directors has authorized the repurchase of up to $500 million of our outstanding shares of common stock. The share repurchases will occur from time to time in the open market or privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. This action does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. As of June 30, 2006, of the authorized $500 million in repurchases, we have repurchased approximately 11 million shares for $303 million.

Item 3: Defaults Upon Senior Securities.

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

At our Annual Stockholders’ Meeting on April 21, 2006, our stockholders elected each of the director nominees and ratified the appointment of the independent registered public accounting firm as our auditors.

	Number of Shares
	Voted For	Withheld
1. To elect two members of the board of directors to serve until the 2009 Annual Meeting.
Kevin Kennedy	1,362,034,526	24,243,940
Michel Mayer	1,355,049,825	31,228,640

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
2. To ratify the appointment of the independent registered public accounting firm of KPMG LLP as our independent auditors for fiscal 2006.	1,366,840,068	8,844,802	10,593,592	N/A

Item 5: Other Information.

Not applicable.

Item 6: Exhibits.

10.1+	Employment Agreement between the Company and Sandeep Chennakeshu.

31.1	Certification of Michel Mayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michel Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ = indicates a management contract or a compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: July 21, 2006	By:	/s/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)