Form 10-Q
period 2006-09-29
FREESCALE SEMICONDUCTOR INC
filed 2006-10-20
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

or

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

Large Accelerated Filer  ☒                Accelerated Filer  ☐                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 13, 2006:

Class	Number of Shares
Class A Common Stock; $.01 Par Value	142,195,328
Class B Common Stock; $.01 Par Value	269,978,659

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$1,619	$1,450	$4,744	$4,364
Cost of sales	873	828	2,572	2,563

Gross margin	746	622	2,172	1,801

Selling, general and administrative	181	160	553	481
Research and development	298	310	894	902
Reorganization of businesses and other	(5)	—	(5)	10
Separation expenses	—	—	—	10
Merger expenses	7	—	7	—

Operating earnings	265	152	723	398

Other income (expense):
Interest income (expense), net	7	1	27	(3)
Gains on sales of investments and businesses, net	—	26	1	26
Other, net	(5)	(1)	(9)	(13)

Total other income	2	26	19	10

Earnings before income taxes and cumulative effect of accounting change	267	178	742	408
Income tax expense	10	14	20	37

Earnings before cumulative effect of accounting change	257	164	722	371
Cumulative effect of accounting change, net of income tax expense	—	—	7	—

Net earnings	$257	$164	$729	$371
Earnings per common share before cumulative effect of accounting change:
Basic	$0.63	$0.40	$1.77	$0.92
Diluted	$0.61	$0.38	$1.70	$0.88
Cumulative effect of accounting change per common share:
Basic	$—	$—	$0.02	$—
Diluted	$—	$—	$0.02	$—
Net earnings per common share:
Basic	$0.63	$0.40	$1.79	$0.92
Diluted	$0.61	$0.38	$1.72	$0.88
Weighted average common shares outstanding:
Basic	409	408	407	404
Diluted	424	428	424	421

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share information)

	September 29, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$301	$212
Short-term investments	904	1,209
Marketable securities	1,760	—
Accounts receivable, net of allowance for doubtful accounts of $7 and $5 at September 29, 2006 and December 31, 2005, respectively	711	535
Inventories	756	647
Other current assets	360	367

Total current assets	4,792	2,970

Property, plant and equipment, net	2,227	2,035
Investments	11	1,616
Goodwill	253	253
Other assets, net	488	296

Total assets	$7,771	$7,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$45	$7
Accounts payable	577	469
Accrued liabilities and other	723	663

Total current liabilities	1,345	1,139

Long-term debt	832	1,230
Other liabilities	353	354
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $.01 par value; 1,500 shares authorized; 143 and 141 shares issued and outstanding at September 29, 2006 and December 31, 2005, respectively	1	1
Class B common stock, $.01 par value; 1,000 shares authorized; 270 shares issued and outstanding at September 29, 2006 and December 31, 2005	3	3
Additional paid-in capital	4,033	3,942
Retained earnings	1,233	628
Accumulated other comprehensive income (loss)	14	(30)
Less: Treasury stock at cost, 1 and 4 shares at September 29, 2006 and December 31, 2005, respectively	(43)	(97)

Total stockholders’ equity	5,241	4,447

Total liabilities and stockholders’ equity	$7,771	$7,170

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended

	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net earnings	$729	$371
Depreciation and amortization	476	528
Charges for (reversals of) reorganization of businesses and other	(5)	13
Stock-based compensation	101	35
Gain on sales of investments and businesses, net	(1)	(26)
Loss on sales of marketable securities	2	1
Excess tax benefits from equity-based compensation plans	(5)	—
Cumulative effect of accounting change, net of income tax expense	(7)	—
Deferred income taxes	(22)	—
Loss on extinguishment of debt	15	—
Other non-cash items	47	—
Change in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	(205)	(129)
Inventories	(93)	120
Other current assets	(15)	47
Accounts payable and accrued liabilities	148	(114)
Other operating assets and liabilities	(96)	(33)

Net cash provided by operating activities	1,069	813

Cash flows from investing activities:
Sale of equity securities	1	—
Capital expenditures	(564)	(344)
Acquisitions and strategic investments, net of cash acquired	(4)	(45)
Proceeds from sale of strategic investments and businesses	—	43
Sales of short-term investments, net	305	806
Proceeds from sale of property, plant and equipment and assets held for sale	3	11
Payments for purchase licenses and other assets	(143)	(43)
Purchases of marketable securities	(1,508)	(2,285)
Sales of marketable securities	1,231	503
Maturities of marketable securities	122	381

Net cash used for investing activities	(557)	(973)

Cash flows from financing activities:
Retirement of long-term debt and payments for notes payable	(410)	—
Proceeds from foreign revolving loan	38	—
Proceeds from stock option exercises and ESPP stock purchases	142	94
Excess tax benefits from equity-based compensation plans	5	—
Purchases of treasury stock	(200)	—
Debt modification and issuance costs	(1)	(2)
Other	(4)	—

Net cash (used for) provided by financing activities	(430)	92

Effect of exchange rate changes on cash and cash equivalents	7	(15)

Net increase (decrease) in cash and cash equivalents	89	(83)
Cash and cash equivalents, beginning of period	212	382

Cash and cash equivalents, end of period	$301	$299

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except as noted)

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

The Company and Motorola entered into various agreements detailing the provisions of the Contribution and the separation of the Company from Motorola, and related tax, purchase and supply, transition services and employee matters. See Note 3 for additional discussion.

The accompanying condensed consolidated financial statements as of September 29, 2006 and for the three and nine month periods ended September 29, 2006 and September 30, 2005 are unaudited, with the December 31, 2005 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 29, 2006 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 29, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Proposed Merger

On September 15, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Firestone Holdings LLC, a Delaware limited liability company (“Parent”), and Firestone Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent is an entity controlled by a consortium of private equity funds. The consortium is led by The Blackstone Group, and includes The Carlyle Group, funds advised by Permira Advisers, LLC and Texas Pacific Group (collectively, the “Participants”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Class A common stock and Class B common stock of the Company, other than shares owned by the Company, Parent or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $40.00 in cash, without interest. In addition, substantially all restricted stock units (“RSUs”) will be converted into the right to receive $40.00 per share, and substantially all stock options and stock appreciation rights (“SARs”) will be cancelled in exchange for a gross cash payment equal to the difference between the merger price of $40.00 per share and the exercise price for each stock option and SAR, multiplied by the number of such stock options and SARs.

Pending the receipt of stockholder approval, as well as satisfaction of other customary closing conditions, including foreign regulatory approvals, the Merger is scheduled to close in the fourth quarter of 2006 or the first quarter of 2007. The Company filed its definitive proxy statement with the Securities and Exchange Commission on October 19, 2006. The Company will hold a special meeting of stockholders to vote on the Merger on November 13, 2006. The Company filed its Hart-Scott-Rodino notification with the Federal Trade Commission and the Department of Justice on October 4, 2006 and early termination of the applicable waiting period has been granted.

Pursuant to the terms of the Merger Agreement and subject to any applicable terms and conditions, the Company expects to undertake a tender offer for its $350 million aggregate principal amount of 6.875% senior notes and its $500 million aggregate principal amount of 7.125% senior notes, with payment for any such tendered notes being paid in connection with the closing of the Merger. The early retirement of debt will result in the recognition of unamortized debt issuance costs as well as any premium charges associated with early retirement. The Company will also liquidate its marketable securities and repatriate cash from foreign subsidiaries. As a result, the Company has reclassified its Marketable securities to current assets and could possibly incur tax liabilities associated with the repatriation of cash from foreign subsidiaries. Finally, the Company will accelerate the recognition of stock compensation expense resulting from the vesting of our outstanding and unvested stock options, RSUs and SARs.

The Tax Sharing Agreement between the Company and Motorola requires the Company to indemnify Motorola against all tax related liabilities incurred by Motorola relating to the Contribution or the Distribution to the extent caused by an acquisition of our assets or stock (other than pursuant to the Contribution), or other actions by us, such as this Merger. These liabilities include the tax-related liability (calculated without regard to any net operating loss or other tax attribute of Motorola) that would result if the Contribution or the Distribution of the common stock of the Company held by Motorola to the Motorola shareholders failed to qualify as a tax-free transaction. We do not believe the Merger will trigger these tax liabilities.

During the three months ended September 29, 2006, the Company recorded Merger costs of $7 million consisting of accounting, investment banking, legal and other costs associated with the proposed Merger.

(3) Relationship with Motorola

The Company designs, produces and sells semiconductors to Motorola. Transactions between the Company and Motorola have been identified in the financial statements as transactions between related parties through the expiration of substantially all of the services provided under the transition services agreement, which occurred during the third quarter of 2005.

After the completion of the Contribution in the second quarter of 2004, the expense allocation for certain corporate services ceased, and the Company began purchasing such services from Motorola under the terms of the transition services agreement. Under the terms of that transition services agreement, the Company also received compensation for services provided to Motorola in certain locations. The Company recorded $8 million in expenses under the transition services agreement during the nine months ended September 30, 2005. The amounts charged to Motorola totaled $4 million for the nine months ended September 30, 2005 and were reported as a reduction to the cost classification to which such expenses were recognized, primarily Research and development.

(4) Other Financial Data

Statements of Operations Supplemental Information

Other Income (Expense)

The following table displays the amounts comprising Interest income (expense), net and Other, net included in Other income (expense) in the accompanying unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Interest income (expense), net:
Interest income	$40	$23	$109	$59
Interest expense	(33)	(22)	(82)	(62)

	$7	$1	$27	$(3)

During the third quarter of 2006, the Company recorded a $15 million pre-tax loss in Interest expense on the early redemption of debt due to the redemption of $400 million aggregate principal amount of the Floating Rate Senior Notes due 2009 (“Floating Rate Notes”). See Note 5 for additional discussion.

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Other, net:
Investment impairments	$—	$—	$(1)	$(6)
Equity losses of non-consolidated investments	(5)	(2)	(8)	(7)
Net foreign currency gain	—	1	—	—

	$(5)	$(1)	$(9)	$(13)

Comprehensive Income

The components of total comprehensive earnings, net of tax, were as follows:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net earnings	$257	$164	$729	$371
Net change in fair value on available-for-sale investments	14	(4)	1	(4)
Net change in fair value on derivative contracts	—	—	(1)	—
Net change in cumulative translation adjustments	13	(8)	44	(67)

Total comprehensive earnings	$284	$152	$773	$300

Earnings Per Share

The Company calculates its earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company. For the three and nine months ended September 29, 2006, approximately 2 million of the Company’s stock options were excluded from the calculation of Diluted earnings per common share because their inclusion would have been anti-dilutive. These options could become dilutive in the future if the average share price increases.

The shares used in the computation of the Company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Basic weighted average common shares outstanding	409	408	407	404
Dilutive effect of stock options, restricted stock units and employee stock purchase plan	15	20	17	17

Diluted weighted average common shares outstanding	424	428	424	421

Balance Sheet and Other Supplemental Information

Inventories

Inventories consist of the following:

	September 29, 2006	December 31, 2005
Work in process and raw materials	$551	$441
Finished goods	205	206

Inventories	$756	$647

Property, Plant and Equipment

Depreciation expense was approximately $137 million and $149 million for the three months ended September 29, 2006 and September 30, 2005, respectively, and $412 million and $477 million for the nine months ended September 29, 2006 and September 30, 2005, respectively. Accumulated depreciation was approximately $1.5 billion and $1.1 billion at September 29, 2006 and December 31, 2005, respectively.

(5) Debt

During the third quarter of 2006, a foreign subsidiary of the Company borrowed $38 million under a revolving loan agreement to repay an intercompany loan. The term of the loan is one year and is extended by one year automatically on every anniversary of the original execution date (June 1, 2002). The interest rate on the loan is based on the one-month Tokyo Interbank Offered rate (TIBOR) plus a spread, which was 0.15% as of September 29, 2006. As of September 29, 2006, $38 million was outstanding under the loan.

During the second quarter of 2006, the Company announced the redemption of its outstanding $400 million aggregate principal amount of Floating Rate Notes. The redemption took place on July 17, 2006 at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the Floating Rate Notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. The Company incurred a charge of $15 million to Interest expense in the third quarter of 2006 in connection with the redemption, $7 million of which is a non-cash charge associated with the recognition of unamortized debt issuance costs. Funds from the short-term investment portfolio were used to finance the $400 million early redemption and the $8 million cost associated with the call premium.

During the first quarter of 2006, the Company entered into an unsecured senior revolving credit facility with a committed capacity of $500 million (including a letter of credit and swing line loan sub-facilities) (“Credit Agreement”). Subject to customary conditions, the Company may request an increase in the aggregate commitment under the Credit Agreement of up to an additional $500 million for a total commitment of up to $1 billion. Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of borrowing. In addition, the Company will pay quarterly facility commitment fees at rates based upon our credit ratings.

The Credit Agreement expires on March 7, 2011, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At September 29, 2006, no amounts were outstanding under the Credit Agreement.

The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Company was in compliance with these covenants as of September 29, 2006. The Credit Agreement also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and the occurrence of cross-defaults relating to indebtedness in amounts in excess of $50 million.

The Company had an aggregate principal amount of $850 million in senior notes outstanding at September 29, 2006, consisting of (i) $350 million of 6.875% senior notes maturing in 2011, and (ii) $500 million of 7.125% senior notes maturing in 2014. The notes are unsecured senior obligations and rank equally with all of the Company’s existing and future unsecured senior debt and senior to all of its future subordinated debt.

In September 2006, subsequent to the announcement of the Merger Agreement (see Note 2), Standard & Poor’s and Fitch downgraded the Company’s credit ratings to BB+ with a negative outlook. The Company believes that these downgrades will not have a material adverse impact on its liquidity. In addition, Moody’s has a negative outlook on the Company’s credit rating of Ba2; however, the Company believes that if Moody’s were to downgrade its rating, this action would not be expected to have a material adverse impact on the ability to borrow under the Credit Agreement.

The notes have restrictive covenants that limit the Company’s ability to, among other things, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, the Company’s capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of the Company’s assets. The Company was in compliance with these covenants as of September 29, 2006.

The Company plans to undertake a tender offer for its senior notes and cancel the Credit Agreement upon the closing of the Merger described in Note 2.

(6) Risk Management

Commodity Hedging Contracts

During the second quarter of 2006, the Company began hedging its purchases of gold wire for assembly in order to reduce its exposure to adverse commodity price fluctuations related to these purchases. The Company will use derivative financial instruments, primarily forward contracts and options, to hedge its gold wire price exposures. Other financial instruments that may be incorporated into the commodity hedging program include commodity swaps, futures contracts, index swaps, zero cost collars or other derivatives. The Company does not purchase or hold any derivative financial instruments for trading purposes.

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

At September 29, 2006, the Company had gold forward contracts with a notional amount of 14,000 Toz outstanding in connection with its gold hedging program. The unrealized loss on these derivative contracts was less than $1 million and is recorded in Accrued liabilities and other and in Accumulated other comprehensive income (loss). This entire amount is expected to be transferred out of Accumulated other comprehensive loss and recognized within earnings over the twelve months following September 29, 2006. For the three and nine months ended September 29, 2006, the ineffectiveness associated with derivatives designated as cash flow hedges in the gold hedging program resulted in a de minimis amount.

(7) Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company provides an employee stock purchase plan (“ESPP”) and makes awards of stock options and RSUs. Prior to January 1, 2006, the Company accounted for awards granted under those plans using the intrinsic value method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. Compensation cost, if any, was recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. Under the provisions of APB Opinion No. 25, there was no compensation expense resulting from the issuance of the stock options as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under this transition method, compensation cost recognized for the three and nine months ended September 29, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).

The estimated value of the Company’s stock-based awards (including stock options, RSUs and ESPP shares), less expected forfeitures, is amortized over the awards’ respective vesting period on a straight-line basis. As a result of adopting SFAS No. 123(R), Earnings before income taxes and cumulative effect of accounting change was reduced by $14 million and $45 million, and Net earnings was reduced by $13 million and $36 million for the three and nine months ended

September 29, 2006, respectively. The implementation of SFAS No. 123(R) had a $5 million impact on Cash flows from financing and operating activities during the nine months ended September 29, 2006 for excess tax benefits recognized in association with stock option exercises and RSU vesting in certain foreign locations.

The Company’s actual and pro forma stock-based compensation expense for the three and nine months ended September 29, 2006 and September 30, 2005 are presented below:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Included in reported Operating earnings
Cost of sales	$10	$4	$27	$9
Selling, general and administrative	14	5	38	12
Research and development	12	6	36	14

Total	$36	$15	$101	$35

Incremental pro forma
Cost of sales	$—	$5	$—	$14
Selling, general and administrative	—	7	—	22
Research and development	—	7	—	22

Total	$—	$19	$—	$58

Actual/pro forma stock-based employee compensation expense	$36	$34	$101	$93

The pro forma amounts above include the impact of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan.

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the unaudited Condensed Consolidated Statement of Operations as a cumulative effect of accounting change, net of tax. Pursuant to APB Opinion No. 25, stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Stock-based Compensation Plans

On June 18, 2004, the Company adopted the 2004 Omnibus Incentive Plan (the “2004 Omnibus Plan”). The 2004 Omnibus Plan permits stock option grants, annual management incentive awards, stock grants, restricted stock grants, RSU grants, performance stock grants, performance cash awards, SARs, and cash awards. The aggregate number of shares of the Company’s Class A common stock that could be issued under the 2004 Omnibus Plan was not to exceed 48 million.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Weighted average grant date fair value per share	$12.16	$13.39	$13.32	$10.72
Weighted average assumptions used:
Expected volatility	41%	62%	44%	62%
Expected lives (in years)	4.8	5.0	4.8	5.0
Risk-free interest rate	4.9%	4.0%	4.9%	3.9%
Expected dividend yield	—%	—%	—%	—%

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

A summary of changes in stock options outstanding during the nine months ended September 29, 2006 is presented below:

	Stock Options	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(stock options in thousands and intrinsic value in millions)
Balance at January 1, 2006	31,567	$13	7	$383
Granted	1,636	$30
Terminated, cancelled or expired	(2,001)	$15
Exercised	(7,969)	$12

Balance at September 29, 2006	23,233	$14	7	$547

Options exercisable and expected to be exercised at September 29, 2006*	22,025	$14	7	$524
Options exercisable at September 29, 2006*	10,051	$12	6	$260

*	Amounts are net of expected forfeitures.

The total intrinsic value of options exercised during the three and nine months ended September 29, 2006 was approximately $94 million and $161 million, respectively. At September 29, 2006, the Company had approximately $84 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of one year. See Note 2 regarding the Merger, which would affect the timing of the recognition of this expense. Cash received from stock option exercises was approximately $52 million and $94 million during the three and nine months ended September 29, 2006.

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

A summary of changes in RSUs outstanding during the nine months ended September 29, 2006 is presented below:

	RSUs	Wtd. Avg. Grant Date Fair Value per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(RSUs in thousands and intrinsic value in millions)
Non-vested RSU balance at January 1, 2006	10,871	$17	2	$274
Granted	4,779	$31
Vested	(2,555)	$16
Terminated, cancelled or expired	(901)	$19

Non-vested RSU balance at September 29, 2006	12,194	$23	2	$464

Non-vested RSUs expected to vest at September 29, 2006*	10,677	$23	2	$406

*	Amounts are net of expected forfeitures.

At September 29, 2006, the Company had approximately $204 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSU grants that will be recognized over the weighted average period of 2 years. See Note 2 regarding the Merger, which would affect the timing of the recognition of this expense.

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

Compensation expense is measured as the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

Three and Nine Months Ended September 29, 2006
Weighted average grant date fair value per share	$2.79
Weighted average assumptions used:
Expected volatility	35%
Expected lives (in years)	0.5
Risk-free interest rate	4.0%
Expected dividend	—%

We have treated the ESPP as a compensatory plan and have recorded compensation expense of approximately $3 million and $11 million for the three and nine months ended September 29, 2006 in accordance with SFAS No. 123(R).

During the three and nine months ended September 29, 2006, the Company’s employees purchased 1.3 million and 2.2 million shares at a weighted-average price of $21.51 and $21.45 per share, respectively. Cash used to purchase these shares totaled approximately $27 million and $48 million for the three and nine months ended September 29, 2006. Pursuant to the terms of the Merger Agreement, the ESPP will be terminated prior to the closing of the Merger.

Effect of Adopting SFAS No. 123(R)

The following is the effect of recognizing compensation expense related to stock options and the “look-back” option pursuant to the employee stock purchase plan in connection with the adoption of SFAS No. 123(R) as of January 1, 2006 (in millions, except per share amounts):

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
Stock-option compensation expense recognized:
Cost of sales	$4	$12
Selling, general and administrative	4	14
Research and development	6	19

Total reduction in Operating earnings before income taxes and cumulative effect of accounting change	$14	$45
Income tax benefit	(1)	(2)
Cumulative effect of accounting change, net of income tax expense	—	(7)

Total decrease in Net earnings	$13	$36

Decrease in Basic earnings per common share	$0.03	$0.09
Decrease in Diluted earnings per common share	$0.03	$0.08

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$164	$371
Plus: Stock-based employee compensation expense included in reported net earnings, net of tax	14	32
Less: Stock-based employee compensation expense determined under the fair-value method for all awards, net of tax:
Cost of sales	(8)	(21)
Selling, general and administrative	(11)	(30)
Research and development	(12)	(33)

Net earnings, pro forma	$147	$319

Basic earnings per common share:
As reported	$0.40	$0.92
Pro forma	$0.36	$0.79
Diluted pro forma earnings per common share:
As reported	$0.38	$0.88
Pro forma	$0.34	$0.76

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FASB Staff Position FSP FAS 123(R)-4 amends SFAS No. 123(R) to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. The Merger described in Note 2 is the contingent event which would result in cash settlement of the Company’s outstanding stock options, RSUs and SARs. The Company does not believe the Merger is considered probable under FSP FAS 123(R)-4 at this time, due to the existence of certain unfulfilled conditions, including the approval of the proposed acquisition by the Company’s stockholders, that must be satisfied before the transaction is concluded.

(8) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of the end of the third quarter, the estimated annualized effective tax rate for 2006 is 6%. The 6% estimated annualized effective tax rate for 2006 excludes benefits of $11 million and $25 million recorded for discrete events occurring in the three and nine months ended September 29, 2006, respectively. The decline in the estimated annual effective tax rate from 9% in the third quarter of 2005 is a result of the changing mix of profitability in our domestic and international entities, and the income tax impact for domestic earnings being offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide effective rate. Our estimated annual effective tax rate is less than the statutory rate of 35% primarily because (i) we did not record any Income tax expense on domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance; and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

During the third quarter of 2006, the Company reduced its valuation allowance associated with the deferred tax assets of its subsidiary in Hong Kong. This subsidiary emerged from a three-year cumulative loss position in the current quarter. The Company reduced the valuation allowance because it believes it will more likely than not realize a portion of the deferred tax assets of this subsidiary based on estimates of future taxable income and the evaluation of other evidence pertaining to realization. This event resulted in a one-time, non-cash Income tax benefit in the third quarter of 2006 of $8 million. In addition, the Company’s subsidiary in Singapore was granted a reduction in its statutory tax rate in connection with a favorable change in its tax status. This event resulted in a one-time, Income tax benefit in the third quarter of 2006 of $3 million.

During the second quarter of 2006, the Company reduced its valuation allowance associated with its deferred tax assets of its subsidiary in the United Kingdom. The Company reduced the valuation allowance because the Company believes it will more likely than not realize a portion of the deferred tax assets of the foreign subsidiary. This change is primarily due to a revision in the financing of the foreign subsidiary, resulting in increased estimates of the foreign entity’s future taxable income. This event resulted in a one-time, non-cash Income tax benefit in the second quarter of 2006 of $10 million.

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

As of September 29, 2006, the Company had valuation allowances of $508 million against its net deferred tax assets in the U.S., and valuation allowances of $56 million against net deferred tax assets of certain foreign subsidiaries, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. A portion of these valuation allowances pertains to net operating loss carryforwards, which include a tax benefit attributable to the exercise of employee stock options and vesting of RSUs of $71 million as of December 31, 2005, primarily related to activities in the U.S. The valuation allowance on the tax benefit attributable to the exercise of stock options and vesting of RSUs will be reduced in the period in which the Company realizes a benefit on its income tax return from a reduction of income taxes payable attributable to the utilization of these losses. When realized, the tax benefit of these losses will be accounted for as a credit to Stockholders’ equity rather than as a reduction of Income tax expense.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

(9) Commitments and Contingencies

Commitments

Leases

The Company leases certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2016. Rental expense, net of sublease income, for the nine months ended September 29, 2006 was $34 million, as compared to $46 million for the nine months ended September 30, 2005. Future minimum lease payments of such operating leases, net of minimum sublease rentals, for the fourth quarter of 2006 and each of the five years subsequent to December 31, 2006 are $13 million, $44 million, $33 million, $27 million, $26 million and $21 million, respectively, and $66 million thereafter. Minimum sublease income in 2007 is approximately $3 million. Sublease income after 2007 is minimal.

As of the nine months ended September 29, 2006, the Company had $25 million in capital leases. Future minimum lease payments under capital leases for the fourth quarter of 2006 and each of five years subsequent to December 31, 2006 are $2 million, $9 million, $8 million, $6 million, $2 million and $1 million, respectively, and $1 million thereafter.

Other Commitments

In June 2002, the Company entered into an arrangement with two other semiconductor manufacturers to jointly develop 300 millimeter technology and share other common operating expenses of a fabrication facility located in Crolles, France. Under the arrangement, which expires in June 2007, each party is responsible for funding specific allocations of operations, research and development expenses, as well as related capital expenditures and output from the facility. Additionally, in January 2005, the arrangement was expanded to include similar cost sharing provisions to include packaging and test technologies. These costs are not fixed and determinable at September 29, 2006.

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $180 million as of September 29, 2006.

The Company has multi-year commitments under various software, service and supply contracts requiring payments for the fourth quarter of 2006 and each of five years subsequent to December 31, 2006 of $76 million, $143 million, $122 million, $73 million, $22 million and $14 million, respectively, and $14 million thereafter.

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

Between September 18 and October 13, 2006, six purported class action petitions were filed in the District Court of Travis County, Texas in connection with the announcement of the Merger—Gerber v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003501; Lifshitz v. Michel Mayer, et al., Cause No. D-1-GN-06-003585; Warner v. Freescale Semiconductor, Inc. et al., Cause No. D-1-GN-06-003673; Tansey v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003685; Hockstein v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003717; and International Union of Operating Engineers Local No. 825 Pension Fund v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003918. All of the petitions name Freescale and the current members of our board of directors as defendants. The Gerber and Lifshitz petitions also name The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers LLC, and Texas Pacific Group as defendants. The Lifshitz and Hockstein petitions also name B. Kenneth West, a former member of our board of directors, as a defendant. Plaintiffs purport to represent stockholders of Freescale who are similarly situated with them. Among other things, the petitions allege that our directors, in approving the proposed merger breached fiduciary duties owed to our stockholders because they failed to take steps to maximize the value to our public stockholders. The petitions further allege that The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers LLC, and Texas Pacific Group aided and abetted these alleged breaches of fiduciary duty. The petitions allege that the Company’s directors will receive substantial benefits from the acquisition that would not be shared with other stockholders. The petitions further allege that the directors who approved the transaction were not sufficiently independent and disinterested, and did not conduct a competitive auction. The petitions also allege that the Company took impermissible steps to hinder other potential acquirers, including a buyout group led by Kohlberg, Kravis Roberts & Co. Some of the petitions also allege that the Company failed to disclose certain details regarding the proposed Merger and the process leading up to the Merger. The petitions seek class certification, damages, and certain forms of equitable relief, including enjoining the consummation of the Merger. On October 12, 2006, the Company and the current members of the board of directors filed answers to five petitions in which the Company generally denied the allegations. The Company moved to consolidate the actions that same day. The Company intends to take similar actions with respect to the petition filed on October 13, 2006 by the International Union of Operating Engineers Local No. 825 Pension Fund. We believe that plaintiffs’ allegations are without merit and intend to vigorously contest these actions. There can be no assurance, however, that we will be successful in our defense of these actions.

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

Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At September 29, 2006, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At September 29, 2006, the Company had accrued $4 million to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at September 29, 2006, such losses would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Nine Months Ended September 29, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to September 29, 2006 of the accruals established related to the 2005 employee separation program discussed above.

	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at September 29, 2006
Employee Separation Costs (In millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$(5)	$(9)	$—

Related headcount	270	—	—	—	(80)	(190)	—

As of the end of the third quarter of 2006, the Company paid $9 million in employee separation costs. The remaining $5 million accrual was reversed due to approximately 80 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

Nine Months Ended September 30, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, the Company initiated plans to reorganize certain of its operations in response to a customer’s decision to discontinue utilizing certain products provided by the Company. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, during the third quarter of 2005, the Company recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under Reorganization of businesses and other in the accompanying unaudited Condensed Consolidated Statements of Operations.

In the third quarter of 2005, the Company entered into an agreement with the customer to settle all potential claims by the Company related to the customer’s decision to discontinue utilizing certain products provided by the Company. There are no continuing obligations of the Company under the agreement. The Company was paid $17 million, which was recorded during the third quarter of 2005 under Reorganization of businesses and other in the accompanying unaudited Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2005
Employee severance	$16
Asset impairment and other exit costs	1
Settlement of claims related to customer action	(17)

$—

The following table displays a roll-forward from January 1, 2005 to September 30, 2005 of the accruals established related to the 2005 employee separation program discussed above.

	Accruals at January 1, 2005	Additional Charges		Adjustments		2006 Amounts Used	Accruals at September 30, 2005
Employee Separation Costs (In millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$—	$—	$16	$—	$—	$—	$16

Related headcount	—	—	350	—	—	—	350

The Company paid $2 million of separation costs in the fourth quarter of 2005. The remaining payments under this program were concluded during the first nine months of 2006, with any unused amounts recorded as a reduction to Reorganization of businesses and other.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, the Company announced plans to further reduce costs through an employee separation program. As a result, during the nine months ended September 30, 2005, the Company recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying unaudited Condensed Consolidated Statements of Operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to September 30, 2005.

	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at September 30, 2005
Employee Separation Costs (In millions, except headcount)		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$—	$—	$(13)	$5
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative/Research and development	42	—	11	—	(1)	(47)	5

Total	$70	$3	$11	$—	$(1)	$(73)	$10

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, the Company had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the nine months ended September 30, 2005, 690 employees were separated from the Company. The $73 million used in the nine months ended September 30, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 430 were manufacturing employees and 260 were non-manufacturing employees, an additional $3 million and $1 million was paid in the fourth quarter of 2005 and the first quarter of 2006, respectively, for healthcare costs and severance payments. The remaining accrual balance was reversed to Cost of sales in the fourth quarter of 2005.

(11) Information by Segment

Summarized below are the Company’s segment Net sales and Operating earnings for the three and nine months ended September 29, 2006 and September 30, 2005:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net Sales:
Transportation and Standard Products	$682	$620	$2,032	$1,917
Networking and Computing Systems	369	360	1,090	1,096
Wireless and Mobile Solutions	540	455	1,560	1,299
Other	28	15	62	52

Segment totals	$1,619	$1,450	$4,744	$4,364

Operating Earnings:
Transportation and Standard Products	$144	$73	$417	$244
Networking and Computing Systems	101	69	284	212
Wireless and Mobile Solutions	36	35	96	40
Other	(16)	(25)	(74)	(98)

Operating earnings	265	152	723	398
Total other income	2	26	19	10

Earnings before income taxes and cumulative effect of accounting change	$267	$178	$742	$408

Certain items are included in the Other segment category, which are not allocated to the three operating segments. For the three and nine months ended September 29, 2006 a $5 million reversal of reorganization of business charges and Merger expenses of $7 million are included in the Other segment. For the nine months ended September 30, 2005, the Company has included reorganization of business charges of $10 million and Separation expenses of $10 million within the Other segment.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial position and results of operations for the three months and nine months ended September 29, 2006 and September 30, 2005. This commentary should be read in conjunction with our condensed consolidated financial statements and the notes in “Item 1: Unaudited Financial Statements,” as well as our consolidated and combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as expects, anticipates, plans, believes, estimates, will or words of similar meaning and include statements regarding the plans and expectations for the fourth quarter, the year and the future. These forward-looking statements are found at various places throughout this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in the forward-looking statements are described further in “Risk Factors” in Part I, Item 1A. of our December 31, 2005 Annual Report on Form 10-K.

We currently believe that the Merger will close in the fourth quarter of 2006 or the first quarter of 2007. However, the Merger may be delayed or may not be completed at all due to a number of contingencies.

Overview

On September 15, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Firestone Holdings LLC, a Delaware limited liability company (“Parent”), and Firestone Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent is an entity controlled by a consortium of private equity funds. The consortium is led by The Blackstone Group, and includes The Carlyle Group, funds advised by Permira Advisers, LLC and Texas Pacific Group (collectively, the “Participants”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Class A common stock and Class B common stock of the Company, other than shares owned by the Company, Parent or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $40.00 in cash, without interest. In addition, substantially all restricted stock units (“RSUs”) will be converted into the right to receive $40.00 per share, and substantially all stock options and stock appreciation rights (“SARs”) will be cancelled in exchange for a gross cash payment equal to the difference between the merger price of $40.00 per share and the exercise price for each stock option and SAR, multiplied by the number of such stock options and SARs.

Pending the receipt of stockholder approval, as well as satisfaction of other customary closing conditions, including foreign regulatory approvals, the Merger is scheduled to close in the fourth quarter of 2006 or the first quarter of 2007. The Company filed its definitive proxy statement with the Securities and Exchange Commission on October 19, 2006. The Company will hold a special meeting of stockholders to vote on the Merger on November 13, 2006. The Company filed its Hart-Scott-Rodino notification with the Federal Trade Commission and the Department of Justice on October 4, 2006 and early termination of the applicable waiting period has been granted.

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

Gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As our utilization rate increases, there is operating leverage in our business as our fixed manufacturing costs are spread over increased output. Our utilization rate for the third quarter of 2006 was higher than the rate experienced in the prior year.

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

Third Quarter Highlights

Net sales for the third quarter of 2006 increased by 12% over the same time period in 2005, primarily attributable to volume-driven increases in WMSG. WMSG had an increase of 19% in Net sales to $540 million for the three months ended September 29, 2006. Gross margins rose to 46.1% in the third quarter of 2006, as compared to 42.9% in the third quarter of 2005. These increases were primarily due to higher volumes in our factories, improved operating efficiencies, and lower depreciation expense versus the prior year. Gross margins also benefited from higher intellectual property revenue and an improved segment and product portfolio mix, as compared to the prior year. In addition, our research and development expenses were lower in the third quarter of 2006, as compared to the prior year due to the receipt of $17 million in government grants.

Offsetting these improvements was an increase in stock-based compensation expense resulting from the adoption of SFAS No. 123(R) which reduced our Operating earnings by approximately $14 million and $45 million in the third quarter and first nine months of 2006, respectively. We also incurred a $15 million charge related to the retirement of our Floating Rate Notes and costs of $7 million consisting of accounting, investment banking, legal and other costs associated with the Merger.

We had a total benefit of $11 million in Income tax (benefit) expense for discrete events occurring in the third quarter of 2006. We reduced the valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. This event resulted in a one-time, non-cash tax benefit of $8 million. In addition, we recognized a $3 million one-time, non-cash tax benefit primarily as a result of a statutory tax rate reduction for one of the Company’s foreign subsidiaries resulting from a favorable change in the foreign subsidiary’s tax status.

Results of Operations for the Three Months Ended September 29, 2006 and September 30, 2005

	Three Months Ended (Unaudited)

(In millions, except per share data)	September 29, 2006	% of Sales	September 30, 2005	% of Sales
Orders	$1,710	105.6%	$1,610	111.0%

Net sales	$1,619	100.0%	$1,450	100.0%
Costs of sales	873	53.9%	828	57.1%

Gross margin	746	46.1%	622	42.9%

Selling, general and administrative	181	11.2%	160	11.0%
Research and development	298	18.4%	310	21.4%
Reorganization of businesses and other	(5)	(0.3)%	—	0.0%
Merger expenses	7	0.4%	—	—

Operating earnings	265	16.4%	152	10.5%

Other income (expense):
Interest income, net	7	0.4%	1	0.1%
Gains on sales of investments and businesses, net	—	—	26	1.8%
Other, net	(5)	(0.3)%	(1)	(0.1)%

Total other income	2	0.1%	26	1.8%

Earnings before income taxes	267	16.5%	178	12.3%
Income tax expense	10	0.6%	14	1.0%

Net earnings	$257	15.9%	164	11.3%

Net earnings per common share:
Basic	$0.63		$0.40
Diluted	$0.61		$0.38

Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

Net Sales

The 12% increase in Net sales and the 6% increase in Orders in the third quarter of 2006, as compared to the third quarter of 2005, were primarily due to a 19% increase in WMSG Net sales and a 10% increase in TSPG sales. The increase in WMSG Net sales was principally driven by increased demand in the wireless market, partially offset by lower average selling prices. The increase in TSPG Net sales was principally driven by increased sensor and analog sales. Overall, we experienced a 26% increase in the volume of sales over the third quarter of 2005. Intellectual property revenue also increased during the period, representing approximately 5% and 3% of Net sales in the three months ended September 29, 2006 and September 30, 2005, respectively. Finally, revenues to our distributors increased 25% in the current period as compared to the third quarter of 2005. Distribution inventory rose slightly to 10.5 weeks of sales, which remains below the 2005 average.

Gross Margin

Our Gross margin increased $124 million to 46.1% of Net sales, for the three months ended September 29, 2006, as compared to 42.9% of Net sales for the three months ended September 30, 2005. The increase in Gross margin was primarily due to an increase in our utilization rate and improved operating efficiencies in the third quarter of 2006 over the third quarter of 2005. Gross margins also benefited from an increase in intellectual property revenues and an improved segment and product portfolio mix, as compared to the prior year. As noted above, we also experienced a higher level of distributor sales in the third quarter of 2006, which typically generate higher margins. The overall increase in Net sales and a reduction in depreciation expense also contributed to the increase in Gross margin. Finally, we experienced approximately $1 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005. Offsetting these factors, we had an increase in stock-based compensation in the third quarter of 2006 related to the expensing of stock options in connection with the adoption of SFAS No. 123(R).

Selling, General and Administrative

Our Selling, general and administrative expenses increased $21 million or 13% versus the prior year period to 11.2% of Net sales for the three months ended September 29, 2006, as compared to 11.0% of Net sales in the three months ended September 30, 2005. After taking into consideration the increases in Net sales, the increase in Selling, general and administrative was due to: (i) an increased focus on a new sales strategy initiated in 2006, and (ii) an increase in stock-based compensation related to expensing of stock options in connection with the adoption of SFAS No. 123(R).

Research and Development

Our Research and development expenses decreased $12 million, or 4%, over the prior year period to 18.4% of Net sales in the three months ended September 29, 2006, as compared to 21.4% of Net sales in the three months ended September 30, 2005. We experienced a decrease in Research and development expenses due to (i) an increase in government grants of $16 million in the third quarter of 2006, as compared to the third quarter of 2005 and (ii) in-process research and development expenses of $5 million recorded in the prior year quarter. These decreases were partially offset by an increase in stock-based compensation due to the expensing of stock options in connection with the adoption of SFAS No. 123(R). We also had approximately $6 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005.

Reorganization of businesses and other

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment, which was offset by a settlement with the customer. We recorded net reversals of $5 million for the three months ended September 29, 2006 related to approximately 80 employees previously identified for separation who were redeployed due to circumstances not foreseen when the original plans were approved or resigned unexpectedly and did not receive severance.

Merger Expenses

In the third quarter of 2006, we entered into the Merger Agreement, which we currently believe will close in the fourth quarter of 2006 or the first quarter of 2007. Costs associated with the Merger were $7 million for the three months ended September 29, 2006 and include accounting, investment banking, legal and other costs.

Net Interest Income (Expense)

Our net Interest income increased $6 million in the three months ended September 29, 2006, as compared to the three months ended September 30, 2005. Net Interest income in the three months ended September 29, 2006 included Interest income of $40 million, partially offset by Interest expense of $33 million. Net Interest income in the three months ended September 30, 2005 included Interest income of $23 million, offset by Interest expense of $22 million. The $17 million increase in Interest income over the prior period was primarily attributable to increased funds available for investment and increased interest rates. The $11 million increase in Interest expense over the prior year quarter was primarily due to the loss of $15 million incurred due to the full redemption of our Floating Rate Notes on July 17, 2006.

Gain on Sales of Investments and Businesses, Net

We recorded a gain of $26 million related to the sale of our timing solutions business in the third quarter of 2005.

Other, Net

The increase in Other, net expenses for the three months ended September 29, 2006 over the prior year quarter was due to $5 million in equity losses of non-consolidated investments.

Income Tax Expense

Our estimated annual effective tax rate was 6% for the three months ended September 29, 2006, excluding non-recurring, discrete events resulting in an $11 million non-cash benefit in the third quarter of 2006. This compared to a 9%

estimated annual effective tax rate in the three months ended September 30, 2005. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% for two primary reasons: (i) we did not record a tax expense on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

During the third quarter of 2006, we reduced our valuation allowance associated with the deferred tax assets of our subsidiary in Hong Kong. The foreign subsidiary emerged from a three-year cumulative loss position in the current quarter. We reduced the valuation allowance because we believe we will more likely than not realize a portion of the deferred tax assets of this subsidiary based on estimates of future taxable income and the evaluation of other evidence pertaining to realization. This event resulted in a one-time, non-cash tax benefit in the third quarter of 2006 of $8 million. In addition, our subsidiary in Singapore was granted a reduction in its statutory tax rate in connection with a favorable change in its tax status. This event resulted in a one-time, non-cash tax benefit in the third quarter of 2006 of $3 million.

Results of Operations for the Nine Months Ended September 29, 2006 and September 30, 2005

	Nine Months Ended (Unaudited)

(In millions, except per share data)	September 29, 2006	% of Sales	September 30, 2005	% of Sales
Orders	$4,850	102.2%	$4,374	100.2%

Net sales	$4,744	100.0%	$4,364	100.0%
Costs of sales	2,572	54.2%	2,563	58.7%

Gross margin	2,172	45.8%	1,801	41.3%

Selling, general and administrative	553	11.7%	481	11.1%
Research and development	894	18.8%	902	20.7%
Reorganization of businesses and other	(5)	(0.1)%	10	0.2%
Separation expenses	—	—%	10	0.2%
Merger expenses	7	0.2%	—	—%

Operating earnings	723	15.2%	398	9.1%

Other income (expense):
Interest income, net	27	0.6%	(3)	(0.1)%
Gains on sales of investments and businesses, net	1	—%	26	0.6%
Other, net	(9)	(0.2)%	(13)	(0.3)%

Total other income	19	0.4%	10	0.2%

Earnings before income taxes and cumulative effect of accounting change	742	15.6%	408	9.3%
Income tax expense	20	0.4%	37	0.8%

Earnings before cumulative effect of accounting change	722	15.2%	371	8.5%
Cumulative effect of accounting change, net of income tax	7	0.2%	—	—%

Net earnings	$729	15.4%	$371	8.5%

Earnings per common share before cumulative effect of accounting change:
Basic	$1.77		$0.92
Diluted	$1.70		$0.88
Cumulative effect of accounting change per common share:
Basic	$0.02		$—
Diluted	$0.02		$—
Net earnings per common share:
Basic	$1.79		$0.92
Diluted	$1.72		$0.88

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales

The 9% increase in Net sales and the 11% increase in Orders in the first nine months of 2006, as compared to the first nine months of 2005, were primarily due to a 20% increase in WMSG Net sales. The increase in WMSG Net sales was principally driven by increased demand in the wireless market, partially offset by lower average selling prices in all three segments, but primarily in the wireless market, as compared to the prior year. Overall, we experienced a 19% increase in volume of sales over the first nine months of 2005. Intellectual property revenue also increased during the period and represented approximately 4% and 3% of Net sales in the nine months ended September 29, 2006 and September 30, 2005, respectively. Finally, revenues to our distributors increased 24% in the current period as compared to the first nine months of 2005.

Gross Margin

Our Gross margin increased $371 million to 45.8% of Net sales, for the nine months ended September 29, 2006, as compared to 41.3% of Net sales for the nine months ended September 30, 2005. The increase in Gross margin was primarily due to a significant increase in our utilization rate, improved operating efficiencies and a decrease in depreciation expense in the first nine months of 2006 over the first nine months of 2005. In addition, we had a higher level of distributor sales in the first nine months of 2006 which typically generate higher margins. We experienced approximately $3 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005. Partially offsetting these factors, we had an increase in stock-based compensation in the first nine months of 2006 related to the expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005.

Selling, General and Administrative

Our Selling, general and administrative expenses increased $72 million or 15% versus the prior year to 11.7% of Net sales for the nine months ended September 29, 2006, as compared to 11.1% of Net sales in the nine months ended September 30, 2005. After taking into consideration the increase in Net sales, the increase in Selling, general and administrative was due to: (i) an increase in selling costs resulting from our global branding campaign launched during the second quarter of 2005, (ii) an increased focus on a new sales strategy initiated in 2006, and (iii) an increase in stock-based compensation related to expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005.

Research and Development

Our Research and development expenses decreased $8 million over the prior year period to 18.8% of Net sales in the nine months ended September 29, 2006, as compared to 20.7% of Net sales in the nine months ended September 30, 2005. We experienced a decrease in Research and development expenses due to an increase in government grants of $15 million in the nine months ended September 29, 2006, as compared to the prior year period. In addition, we recorded in-process research and development expenses of $5 million in the prior year period. These decreases were partially off-set by an increase in stock-based compensation due to the expensing of stock options in connection with the adoption of SFAS No. 123(R) and the effect of our annual grants in April 2006 and May 2005. We also experienced approximately $18 million in payroll cost reductions in 2006 as a result of the reorganization of business activity in 2005.

Reorganization of businesses and other

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment, which was offset by a settlement with the customer. We recorded net reversals of $5 million for the nine months ended September 29, 2006 related to approximately 80 employees previously identified for separation who were redeployed due to circumstances not foreseen when the original plans were approved or resigned unexpectedly and did not receive severance.

A reorganization of business program was announced during the fourth quarter of 2004 to streamline operations and reduce Selling, general and administrative expenses. As a result, during the nine months ended September 30, 2005, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying unaudited Condensed Consolidated Statements of Operations related to employee separation costs. We did not record any charges related to reorganization of business activity during the first nine months of 2006.

Separation Expenses

Separation expenses were $10 million for the nine months ended September 30, 2005, as compared to none during the current period. These incremental, non-recurring costs were directly related to the Contribution and subsequent separation from Motorola and include transaction taxes, professional fees, information technology and other services.

Merger Expenses

In the third quarter of 2006, we entered into the Merger Agreement, which we currently believe will close in the fourth quarter of 2006 or the first quarter of 2007. Costs associated with the Merger were $7 million for the nine months ended September 29, 2006 and include accounting, investment banking, legal and other costs.

Net Interest Income (Expense)

Our Interest income (expense), net increased $30 million in the nine months ended September 29, 2006, as compared to the nine months ended September 30, 2005. Net Interest income in the nine months ended September 29, 2006 included Interest income of $109 million, partially offset by Interest expense of $82 million. Net Interest expense in the nine months ended September 30, 2005 included Interest expense of $62 million, partially offset by Interest income of $59 million. The $50 million increase in Interest income over the prior period was primarily attributable to increased funds available for investment and increased interest rates. The $20 million increase in Interest expense over the prior period was primarily due to the $15 million loss related to the full redemption of our Floating Rate Notes on July 17, 2006, and partially due to a rise in interest rates on our Floating Rate Notes.

Gain on Sales of Investments and Businesses, Net

We recorded a gain of $26 million related to the sale of our timing solutions business in the third quarter of 2005.

Other, Net

Other expenses decreased $4 million in the nine months ended September 29, 2006, as compared to the nine months ended September 30, 2005. The decrease was primarily due to lower impairment charges of investments held in private companies accounted for as cost basis investments.

Income Tax Expense

Our effective tax rate was 6% for the nine months ended September 29, 2006, excluding non-recurring, discrete events resulting in a $25 million non-cash benefit in the first nine months of 2006. This compared to a 9% effective tax rate in the nine months ended September 30, 2005. The decline in the estimated annual effective tax rate is a result of the changing mix of profitability in the domestic and international entities. In addition, tax expense on our domestic profits is offset against the Company’s deferred tax valuation allowance, thereby lowering the worldwide estimated annual effective tax rate. Our estimated annual effective tax rate is less than the statutory rate of 35% for two primary reasons: (i) we did not record a tax expense on our domestic earnings due to the utilization of deferred tax assets, which are subject to a full valuation allowance, and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

We reduced the valuation allowances associated with two of our foreign subsidiaries during the nine months ended September 29, 2006. In the third quarter of 2006, we reduced our valuation allowance associated with the deferred tax assets of our subsidiary in Hong Kong. The foreign subsidiary emerged from a three-year cumulative loss position in the current quarter. We reduced the valuation allowance because we believe we will more likely than not realize a portion of the deferred tax assets of this subsidiary based on estimates of future taxable income and the evaluation of other evidence pertaining to realization. This event resulted in a one-time, non-cash Income tax benefit in the third quarter of 2006 of $8 million. In addition, during the second quarter of 2006, we reduced our valuation allowance associated with our deferred tax assets of our subsidiary in the United Kingdom. This event resulted in a one-time, non-cash Income tax benefit in the second quarter of 2006 of $10 million.

In addition to reductions in valuation allowances, we recorded two other discrete events during the nine months ended September 29, 2006. Our subsidiary in Singapore was granted a reduction in its statutory tax rate in connection with a favorable change in its tax status. This event resulted in a one-time, Income tax benefit in the third quarter of 2006 of $3 million. In addition, in the second quarter of 2006, the State of Texas adopted an amendment to its franchise tax law to be effective January 1, 2007. As a result of this legislation, we recognized a $4 million one-time, non-cash Income tax benefit during the second quarter of 2006, primarily as a result of recording deferred taxes for research and development credits permitted under the guidelines of the new legislation.

Cumulative effect of accounting change

Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the nine months ended September 29, 2006 as a cumulative effect of accounting change, net of tax. Pursuant to APB Opinion No. 25, stock-based compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture.

Segment Information

Our Orders, Net sales, and operating results for our segments for the three and nine months ended September 29, 2006 and September 30, 2005 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as Orders are subject to revision or cancellation to reflect changes in customer needs.

Transportation and Standard Products Group

TSPG designs, manufactures and markets key components of embedded control systems, which include processors (microcontrollers, embedded microprocessors and digital signal processors), sensors and analog and mixed-signal integrated circuits. TSPG’s largest market segment is the automobile electronics market, which represented approximately 66% and 70% of its sales in the three and nine months ended September 29, 2006, respectively, as compared to 72% in the respective prior year periods. In the three and nine months ended September 29, 2006, TSPG Net sales represented 42% and 43% of our Net sales, respectively, as compared to 43% and 44% in the three and nine months ended September 30, 2005, respectively.

	Three Months Ended			Nine Months Ended

(In millions)	September 29, 2006	September 30, 2005	% Change	September 29, 2006	September 30, 2005	% Change
Orders	$662	$631	5%	$2,031	$1,888	8%
Segment net sales	$682	$620	10%	$2,032	$1,917	6%
Operating earnings	$144	$73	97%	$417	$244	71%

Three months ended September 29, 2006 compared to three months ended September 30, 2005

The increase in TSPG Net sales is primarily attributable to growth in analog and sensors driven by advanced safety systems in the automotive market and microcontroller growth through distribution. Overall, we experienced growth in distributor sales of 30% over the prior year quarter. TSPG Operating earnings increased $71 million in the third quarter of 2006, as compared to the third quarter of 2005. The increase in Operating earnings was primarily due to an increase in distributor sales which are at higher margins, lower manufacturing costs and increased factory utilization. In addition, we experienced increased Operating earnings due to a decrease in sales associated with our low margin printing business.

Nine months ended September 29, 2006 compared to nine months ended September 30, 2005

The increase in TSPG Net sales is primarily attributable to growth in analog and sensors driven by advanced safety systems in the automotive market and microcontroller growth through distribution. Overall, we experienced growth in distributor sales of 22% over the prior year period. TSPG Operating earnings increased $173 million in the first nine months of 2006, as compared to the first nine months of 2005. The increase in Operating earnings was primarily due to a higher mix of distributor sales at higher margins, lower manufacturing costs and increased factory utilization. In addition, we experienced increased Operating earnings due to a decrease in sales associated with our low margin printing business.

Networking and Computing Systems Group

NCSG delivers highly integrated semiconductor devices, open platform solutions and technology innovations for wireless and wireline infrastructure, pervasive computing, and enterprise, home and small-office/home-office (“SOHO”) networking applications. NCSG solutions facilitate the transmission, switching and processing of data, voice and video signals within communications systems. In the three and nine months ended September 29, 2006, NCSG Net sales represented 23% of our Net Sales, as compared to 25% in the three and nine months ended September 30, 2005, respectively.

	Three Months Ended			Nine Months Ended

(In millions)	September 29, 2006	September 30, 2005	% Change	September 29, 2006	September 30, 2005	% Change
Orders	$348	$365	(5)%	$1,110	$1,106	—%
Segment net sales	$369	$360	3%	$1,090	$1,096	(1)%
Operating earnings	$101	$69	46%	$284	$212	34%

Three months ended September 29, 2006 compared to three months ended September 30, 2005

NCSG Net sales increased modestly during the third quarter of 2006 over the prior year period, primarily reflecting higher sales in the wireless infrastructure and home and SOHO markets in the current period. In addition, we experienced a 13% increase in NCSG distributor sales in the third quarter of 2006 over the third quarter of 2005. These increases were partially offset by (i) lost revenues due to a customer decision to discontinue utilizing certain products provided by the Company in the third quarter of 2005, and (ii) the sale of our timing solutions business in the third quarter of 2005. NCSG Operating earnings increased $32 million in the third quarter of 2006, as compared to the third quarter of 2005, due to favorable product mix, lower manufacturing costs, increased factory utilization and lower research and development expenses.

Nine months ended September 29, 2006 compared to nine months ended September 30, 2005

NCSG Net sales decreased slightly during the first nine months of 2006 due primarily to (i) a customer decision to discontinue utilizing certain products provided by the Company in the third quarter of 2005 and (ii) the sale of our timing solutions business in the third quarter of 2005. These decreases were partially offset by higher sales in the enterprise networking, wireless infrastructure and home and SOHO markets, as well as a 19% increase in distributor sales in the current period. NCSG Operating earnings increased $72 million in the first nine months of 2006, as compared to the first nine months of 2005 due to favorable product mix, lower manufacturing costs, increased factory utilization and lower operating expenses.

Wireless and Mobile Solutions Group

WMSG designs, manufactures and markets semiconductors for wireless mobile devices, such as cellular phones, smartphones, personal data assistants, two-way messaging devices, global positioning systems, mobile gaming devices and wireless consumer electronics. In the three and nine months ended September 29, 2006, WMSG Net sales represented 33% of our Net sales, as compared to 31% and 30% in the three and nine months ended September 30, 2005, respectively.

	Three Months Ended			Nine Months Ended

(In millions)	September 29, 2006	September 30, 2005	% Change	September 29, 2006	September 30, 2005	% Change
Orders	$673	$596	13%	$1,646	$1,326	24%
Segment net sales	$540	$455	19%	$1,560	$1,299	20%
Operating earnings	$36	$35	3%	$96	$40	140%

Three months ended September 29, 2006 compared to three months ended September 30, 2005

In the third quarter of 2006, WMSG Net sales increased $85 million, as compared to the third quarter of 2005. WMSG Orders in the third quarter of 2006 increased $77 million, as compared to the third quarter of 2005. The increase in Net sales is primarily due to a significant increase in product shipments to customers in the wireless market, particularly to Motorola, partially offset by lower average selling prices due to pricing pressures. The increase in Orders is largely due to an increase in demand driven by our major customers. These increases are due to an increase in content growth with Motorola, particularly with our RF and power management products. WMSG Operating earnings in the third quarter of 2006 were relatively consistent with those of the prior year quarter, primarily due to higher Net sales offset by lower average selling prices and higher research and development investment costs.

Nine months ended September 29, 2006 compared to nine months ended September 30, 2005

In the first nine months of 2006, WMSG Net sales increased $261 million, as compared to the first nine months of 2005. WMSG Orders in the first nine months of 2006 increased $320 million, as compared to the first nine months of 2005. The increase in Net sales is primarily due to a significant increase in product shipments to customers in the wireless market, particularly to Motorola, partially offset by lower average selling prices due to pricing pressures. The increase in Orders is largely due to an increase in demand driven by our major customers. These increases are due to a strong handset market and content growth with Motorola, particularly with our RF and power management products. WMSG Operating earnings increased $56 million in the first nine months of 2006, as compared to the first nine months of 2005. The increase was primarily due to increased Net sales, partially offset by higher manufacturing costs and lower average selling prices.

Other

Other includes sales of wafers to other semiconductor companies, other miscellaneous businesses and any factories in production start-up. Other also includes any business reorganization charges and miscellaneous income or expense not identified to any of our business segments. In the three and nine months ended September 29, 2006, Other Net sales represented approximately 2% and 1% of our Net sales, respectively, as compared to 1% of our Net sales for the three and nine months ended September 30, 2005.

	Three Months Ended			Nine Months Ended

(In millions)	September 29, 2006	September 30, 2005	% Change	September 29, 2006	September 30, 2005	% Change
Orders	$27	$18	50%	$63	$54	17%
Segment net sales	$28	$15	87%	$62	$52	19%
Operating loss	$(16)	$(25)	36%	$(74)	$(98)	24%

Three months ended September 29, 2006 compared to three months ended September 30, 2005

In the third quarter of 2006, Other Net sales increased $13 million, as compared to the third quarter of 2005, primarily as a result of the completion of support and maintenance requirements associated with the delivery of a portfolio of applications development tools, resulting in $11 million in revenues in the third quarter of 2006. The Operating loss was $9 million lower than the third quarter of 2005 primarily due to (i) the $13 million increase in revenues, and (ii) a $5 million net reversal of restructuring charges, partially offset by $7 million in Merger expenses incurred during the third quarter of 2006.

Nine months ended September 29, 2006 compared to nine months ended September 30, 2005

In the first nine months of 2006, Other Net sales increased $10 million, as compared to the first nine months of 2005, primarily as a result of the completion of support and maintenance requirements associated with a portfolio of applications development tools, resulting in $11 million in revenues in the third quarter of 2006. Other generated an Operating loss that was $24 million lower than the first nine months of 2005. The decrease in the Operating loss was primarily attributable to (i) the $10 million increase in revenues, (ii) a $5 million net reversal of restructuring charges in the third quarter of 2006, and (iii) $10 million in restructuring charges and $10 million in Separation expenses incurred during the first nine months of 2005, partially offset by $7 million in Merger expenses incurred during the third quarter of 2006.

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

All reorganization of business programs initiated prior to 2004 were finalized, fully expensed and paid by the end of the third quarter of 2004. During the fourth quarter of 2004, we announced further plans to streamline our operations and reduce selling, general and administrative expenses. In addition, during the third quarter of 2005 we initiated actions to reorganize certain operations as a result of a customer decision to discontinue utilizing certain products provided by us.

Nine Months Ended September 29, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to September 29, 2006 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs (In millions, except headcount)	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at September 29, 2006
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$(5)	$(9)	$—

Related headcount	270	—	—	—	(80)	(190)	—

As of the end of the third quarter of 2006, we paid $9 million in employee separation costs. The remaining $5 million accrual was reversed due to approximately 80 employees previously identified for separation who were redeployed due to circumstances not foreseen when the original plans were approved or resigned unexpectedly and did not receive severance.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to reduce costs through an employee separation program. The remaining accrual of $1 million at December 31, 2005 related to this program was paid in the first quarter of 2006.

Nine Months Ended September 30, 2005

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment. As a result, during the third quarter of 2005, we recorded employee separation costs of $16 million and asset impairment and other charges of $1 million under Reorganization of businesses and other in the accompanying unaudited Condensed Consolidated Statements of Operations.

In the third quarter of 2005, we entered into an agreement with the customer to settle all potential claims by us related to the customer’s decision to discontinue utilizing certain products provided by us. We have no continuing obligations under the agreement. We were paid $17 million, which was recorded during the third quarter of 2005 under Reorganization of businesses and other in the accompanying unaudited Condensed Consolidated Statements of Operations.

(In millions)	Three Months Ended September 30, 2005
Employee severance	$16
Asset impairment and other exit costs	1
Settlement of claims related to customer action	(17)

$—

The following table displays a roll-forward from January 1, 2005 to September 30, 2005 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs (In millions, except headcount)	Accruals at January 1, 2005	Additional Charges		Adjustments		2006 Amounts Used	Accruals at September 30, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$—	$—	$16	$—	$—	$—	$16

Related headcount	—	—	350	—	—	—	350

We paid $2 million of separation costs in the fourth quarter of 2005. The remaining payments under this program were concluded during the first nine months of 2006, with any unused amounts recorded as a reduction to Reorganization of businesses and other.

2004 Initiated Reorganization of Business Program

In the fourth quarter of 2004, we announced plans to further reduce costs through an employee separation program. As a result, during the nine months ended September 30, 2005, we recorded net charges of $13 million; of which $3 million was included in Cost of sales and $10 million was recorded under Reorganization of businesses and other in the accompanying unaudited Condensed Consolidated Statements of Operations. The following table displays a roll-forward of the accruals established for these employee separation costs from January 1, 2005 to September 30, 2005.

Employee Separation Costs (In millions, except headcount)	Accruals at January 1, 2005	Additional Charges		Adjustments		2005 Amounts Used	Accruals at September 30, 2005
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
U.S. manufacturing	$17	$1	$—	$—	$—	$(13)	$5
Asia manufacturing	2	1	—	—	—	(3)	—
Europe manufacturing	9	1	—	—	—	(10)	—
General and administrative/Research and development	42	—	11	—	(1)	(47)	5

Total	$70	$3	$11	$—	$(1)	$(73)	$10

Related headcount	460	170	60	—	—	(690)	—

At January 1, 2005, we had an accrual of $70 million for employee separation costs, representing the severance costs for approximately 460 employees, 260 of which were manufacturing employees and 200 were non-manufacturing employees.

During the nine months ended September 30, 2005, 690 employees were separated from us. The $73 million used in the nine months ended September 30, 2005 reflects the initial cash payments made to these separated employees. For these separated employees, of which 430 were manufacturing employees and 260 were non-manufacturing employees, an additional $3 million and $1 million was paid in the fourth quarter of 2005 and the first quarter of 2006, respectively, for healthcare costs and severance payments. The remaining accrual balance was reversed to Cost of sales in the fourth quarter of 2005.

Liquidity and Capital Resources

As highlighted in the accompanying unaudited Statements of Cash Flows, our liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and cash equivalents, Short-term investments and Marketable securities

The following table reflects our total Cash and cash equivalents, Short-term investments and Marketable securities positions at September 29, 2006 and December 31, 2005.

(Dollars in millions)	September 29, 2006	December 31, 2005
Cash and cash equivalents	$301	$212
Short-term investments	904	1,209
Marketable securities	1,760	1,604

Total	$2,965	$3,025

Operating Activities

During the first nine months of 2006, we generated cash flow from operations of $1,069 million, as compared to $813 million in the first nine months of 2005. The primary contributors to the increased cash flow from operations in the first nine months of 2006 were: (i) a $358 million increase in Net earnings and (ii) a $66 million increase in stock-based compensation due to the expensing of stock options and additional grants of RSUs made in April 2006 and May 2005.

Our net Accounts receivable were $711 million at September 29, 2006, as compared to $535 million at December 31, 2005. Our days sales outstanding were 40 days and 32 days as of September 29, 2006 and December 31, 2005, respectively. The increase in days sales outstanding is due to the increased volume of sales in September 2006 versus December 2005.

Our cash outflows associated with Inventories were $93 million for the nine months ended September 29, 2006. Our days of inventory on hand were 78 and 69 as of September 29, 2006 and December 31, 2005, respectively. The increase in days of inventory on hand is due to increased levels of inventory for TSPG in connection with the automotive slow-down in the United States.

Accounts payable and accrued liabilities resulted in $148 million in Cash flows from operating activities. Our Accounts payable were $577 million as of September 29, 2006, as compared to $469 million as of December 31, 2005. Our days purchases outstanding were 59 and 52 days as of September 29, 2006 and December 31, 2005, respectively. This increase was due to the timing and receipt of purchases and an increase in capital expenditures in September 2006 versus December 2005. The offset to the increase in days purchases outstanding are payments under our 2005 bonus plan during 2006.

Investing Activities

Our Net cash used for investing activities was $557 million and $973 million during the nine months ended September 29, 2006 and September 30, 2005, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, purchases of intellectual property rights, strategic acquisitions and investments in other companies and sales of investments and businesses. As a result of these activities and the redemption of our Floating Rate Notes, our short-term investments portfolio decreased by $305 million, as compared to the nine months ended September 30, 2005. This decrease was partially offset by a net increase in the cash invested in our marketable securities portfolio of $155 million.

Our Capital expenditures were $564 million and $344 million during the nine months ended September 29, 2006 and September 30, 2005, respectively. As a percentage of Net sales, our Capital expenditures were 12% in the first nine months of 2006 and 8% in the first nine months of 2005. The increase in Capital expenditures in 2006 is a result of our decision to selectively increase capacity to meet increased demand as our utilization rates reached high levels.

We utilized cash of $143 million in the nine months ended September 29, 2006 to acquire licenses to continue the expansion of our purchased technology portfolio, primarily related to WMSG’s operations.

Cash used for strategic acquisitions and new investment activities was $4 million in the first nine months of 2006, primarily attributable to additional investments in existing strategic investments, and $45 million in the first nine months of 2005, primarily related to the acquisition of substantially all of the assets of two businesses, consisting primarily of intellectual property and licenses.

We received cash proceeds from the disposition of strategic investments and businesses of $43 million in the first nine months of 2005, primarily generated from the sale of our timing solutions business in the third quarter of 2005.

Financing Activities

Our Net cash used for financing activities was $430 million in the first nine months of 2006, resulting primarily from long-term debt and notes payable repayments of $410 million and stock repurchases of $200 million. Net cash was partially offset by proceeds of $142 million from stock option exercises and ESPP share purchases and $38 million in borrowings under a revolving loan agreement . This compared to our Net cash provided by financing activities of $92 million in the first nine months of 2005, principally reflecting proceeds from stock option exercises.

During the third quarter of 2006, we fully redeemed our outstanding $400 million floating rate notes bearing interest at a rate equal to the three-month LIBOR plus 2.75% and maturing in 2009 (previously defined as the Floating Rate Notes). The redemption occurred on July 17, 2006 at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, plus accrued and unpaid interest up to, but not including, the redemption date. Interest on the Floating Rate Notes ceased to accrue on the redemption date, and the only remaining right of the holders after the redemption date is to receive the redemption price. Funds from our short-term investment portfolio were used to finance the $400 million early retirement of debt and the $8 million cost associated with the call premium.

During the third quarter of 2005, we announced that our Board of Directors authorized us to repurchase up to $500 million of our outstanding shares of common stock. In the first nine months of 2006, we repurchased approximately 7 million shares for $200 million. We also obtained approximately 670 thousand shares in the first nine months of 2006 related to the withholding of shares of our Class A common stock used to satisfy employee tax obligations in connection with the vesting of RSUs.

We had an aggregate principal amount of $850 million in senior notes outstanding at September 29, 2006, consisting of (i) $350 million of 6.875% senior notes maturing in 2011, and (ii) $500 million of 7.125% senior notes maturing in 2014. The notes are unsecured senior obligations and rank equally with all of our existing and future unsecured senior debt and senior to all of its future subordinated debt. In September 2006, subsequent to the announcement of the Merger Agreement, Standard & Poor’s and Fitch downgraded their credit ratings to BB+ with a negative outlook. We believe that these downgrades will not have a material adverse impact on our liquidity. In addition, Moody’s has a negative outlook on our credit rating of Ba2; however, we believe that if Moody’s were to downgrade our rating, this action would not be expected to have a material adverse impact on the ability to borrow under the Credit Agreement. The notes have restrictive covenants that limit our ability to, among other things, incur additional debt and issue preferred stock, pay dividends or distributions on, or redeem or repurchase, our capital stock, transfer or sell assets, and consolidate, merge or transfer all or substantially all of the Company’s assets. We were in compliance with these covenants as of September 29, 2006.

During the first quarter of 2006, we entered into an unsecured senior revolving credit facility (“Credit Agreement”) with a committed capacity of $500 million (including a letter of credit and swing line loan sub-facilities). We may, subject to customary conditions, request an increase in the aggregate commitment under the Credit Agreement of up to an additional $500 million for a total commitment of up to $1 billion. Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of borrowing. In addition, we will pay quarterly facility commitment fees at rates based upon our credit rating. The Credit Agreement expires on March 7, 2011, at which time all outstanding amounts under the Credit Agreement will be due and payable. Borrowings under the Credit Agreement may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At September 29, 2006, no amounts were outstanding under the Credit Agreement. The Credit Agreement requires compliance with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. We were in compliance with these covenants as of September 29, 2006. The Credit Agreement also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and the occurrence of cross-defaults relating to indebtedness in amounts in excess of $50 million.

Contractual Obligations and Credit Facilities

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment under principally non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations, net of minimum sublease income, as of September 29, 2006.

(In millions)	Q4 2006	2007	2008	2009	2010	2011	Thereafter	Total
Debt obligations (1)	$—	$38	$—	$—	$—	$350	$500	$888
Leases (2)	15	53	41	33	28	22	67	259
Software licenses	22	60	62	43	—	—	—	187
Service obligations	28	58	50	30	22	14	14	216
Foundry commitments	171	9	—	—	—	—	—	180
Purchase commitments (3)	26	25	10	—	—	—	—	61

Total contractual cash obligations	$262	$243	$163	$106	$50	$386	$581	$1,791

(1)	Including current portion of long-term debt

(2)	Minimum sublease income in 2007 is approximately $3 million. Sublease income after 2007 is minimal.

(3)	Commitments associated with our agreement with two other entities to jointly develop 300 millimeter technology have been excluded from the above table. We are committed based upon an annual operating plan to fund certain amounts of shared research and development costs and capital expenditures required to construct this facility. These costs are not fixed and determinable at September 29, 2006.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service. We believe that our net cash balance as of September 29, 2006 of approximately $2.1 billion (total Cash and cash equivalents, Short-term investments and Marketable securities less total Long-term debt and Notes payable and current portion of long-term debt and capital lease obligations) and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, share repurchase program and other business requirements for at least the next 12 months. If our cash flows from operations are less than we expect, we may need to incur additional debt, or utilize our Cash and cash equivalents or Short-term investments. Notwithstanding the foregoing, the Company will incur significant indebtedness and utilize significant amounts of Cash and cash equivalents, Short-term investments and Marketable securities in order to complete the Merger. As a result, the Company’s future financing needs will be materially impacted by the Merger.

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

Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Accounting for Income Taxes

During the nine months ended September 29, 2006, we reduced the valuation allowance associated with our deferred tax assets of two of our foreign subsidiaries. The valuation allowance was reduced because we believe we are more likely than not going to realize a portion of the deferred tax assets for these entities. These changes are due to (i) a revision in the financing of one foreign entity, resulting in increased estimates of the foreign entity’s future taxable income, and (ii) another foreign entity emerging from a three-year cumulative loss position during the third quarter of 2006. These events resulted in one-time, non-cash tax benefits totaling $18 million. Subsequently, as of September 29, 2006, the remaining valuation allowance attributable to our deferred tax assets was $564 million.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event” (“FSP FAS 123(R)-4”). FASB Staff Position FSP FAS 123(R)-4 amends SFAS No. 123(R) to require evaluation of the probability of occurrence of a contingent cash settlement event in determining whether the underlying options or similar instruments issued as employee compensation should be classified as liabilities or equity. On the date the contingent event becomes probable of occurring the award must be recognized as a liability. On that date, the company recognizes a share-based liability equal to the portion of the award attributed to past service and any provision for accelerated vesting, multiplied by the fair value of the award on that date. The Merger described in Note 2 is the contingent event which would result in cash settlement of the Company’s outstanding stock options, RSUs and SARs. The Company does not believe the Merger is considered probable under FSP FAS 123(R)-4 at this time, due to the presence of certain unfulfilled conditions, including the approval of the proposed acquisition by the Company’s stockholders, that must be satisfied before the transaction is concluded.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (i) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (ii) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (iv) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. For companies with publicly traded securities, the requirements of SFAS 158 are effective for fiscal years ending after December 15, 2006 and are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company is currently in the process of assessing the impact the adoption of SFAS 158 will have on our financial position, results of operations and liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, we have evaluated uncorrected differences utilizing the “rollover” approach, and we are currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

Business Outlook

In the fourth quarter of 2006, we expect Net sales in the range of $1,535 billion to $1,635 billion. We expect Gross margin to be essentially in line with the gross margin percentage realized for the quarter ended September 29, 2006.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

Reference is made to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except as noted below, we experienced no significant changes in market risk during the nine months ended September 29, 2006. However, we cannot give any assurance as to the effect that future changes in foreign currency rates or interest rates will have on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

As discussed in Note 6 to the accompanying financial statements, during the second quarter of 2006, we instituted a gold hedging program which incorporates the use of financial derivative instruments to hedge our exposure to material increases in gold wire prices caused by changes in the spot price of gold bullion. At September 29, 2006, the estimated gross fair value of the obligation associated with our outstanding gold wire hedge contracts was less than $1 million, and the forward contracts entered into had a notional amount of 14,000 Toz. At September 29, 2006, the potential loss over the next 12 months resulting from a 10% hypothetical increase in market gold prices is immaterial.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between September 18 and October 13, 2006, six purported class action petitions were filed in the District Court of Travis County, Texas in connection with the announcement of the Merger—Gerber v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003501; Lifshitz v. Michel Mayer, et al., Cause No. D-1-GN-06-003585; Warner v. Freescale Semiconductor, Inc. et al., Cause No. D-1-GN-06-003673; Tansey v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003685; Hockstein v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003717; and International Union of Operating Engineers Local No. 825 Pension Fund v. Freescale Semiconductor, Inc., et al., Cause No. D-1-GN-06-003918. All of the petitions name Freescale and the current members of our board of directors as defendants. The Gerber and Lifshitz petitions also name The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers LLC, and Texas Pacific Group as defendants. The Lifshitz and Hockstein petitions also name B. Kenneth West, a former member of our board of directors, as a defendant. Plaintiffs purport to represent stockholders of Freescale who are similarly situated with them. Among other things, the petitions allege that our directors, in approving the proposed merger breached fiduciary duties owed to our stockholders because they failed to take steps to maximize the value to our public stockholders. The petitions further allege that The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers LLC, and Texas Pacific Group aided and abetted these alleged breaches of fiduciary duty. The petitions allege that the Company’s directors will receive substantial benefits from the acquisition that would not be shared with other stockholders. The petitions further allege that the directors who approved the transaction were not sufficiently independent and disinterested, and did not conduct a competitive auction. The petitions also allege that the Company took impermissible steps to hinder other potential acquirers, including a buyout group led by Kohlberg, Kravis Roberts & Co. Some of the petitions also allege that the Company failed to disclose certain details regarding the proposed Merger and the process leading up to the Merger. The petitions seek class certification, damages, and certain forms of equitable relief, including enjoining the consummation of the Merger. On October 12, 2006, the Company and the current members of the board of directors filed answers to five petitions in which the Company generally denied the allegations. The Company moved to consolidate the actions that same day. The Company intends to take similar actions with respect to the petition filed on October 13, 2006 by the International Union of Operating Engineers Local No. 825 Pension Fund. We believe that plaintiffs’ allegations are without merit and intend to vigorously contest these actions. There can be no assurance, however, that we will be successful in our defense of these actions.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information with respect to our acquisitions of shares of our Class A common stock during the three months ended September 29, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2006 to July 28, 2006	285,264	$27.00	—	—
July 29, 2006 to September 1, 2006	13,894	$29.36	—	—
September 2, 2006 to September 29, 2006	1,921	$30.64	—	—

Total	301,079	$27.13	—	—

(1)	Represents shares of Class A common stock withheld by us to satisfy employee tax obligations upon vesting of RSUs granted to our employees under our equity compensation plans.

(2)	Our Board of Directors has authorized the repurchase of up to $500 million of our outstanding shares of common stock. The share repurchases will occur from time to time in the open market or privately negotiated transactions subject to market conditions, applicable legal requirements and other factors. This action does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion. As of September 29, 2006, of the authorized $500 million in repurchases, we have repurchased approximately 11 million shares for $303 million. We did not repurchase any shares under this program in the third quarter of 2006.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5:	Other Information.

Not applicable.

Item 6:	Exhibits.

2.1	Agreement and Plan of Merger by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation, dated as of September 15, 2006 (incorporated by reference to Exhibit 2.1 of the Company’s 8-K/A dated September 15, 2006).

4.1	Second Amendment to Rights Agreement, dated as of September 15, 2006, by and between Freescale Semiconductor, Inc. and Mellon Investor Services LLC. (incorporated by reference to Exhibit 4.1 of the Company’s 8-K/A dated September 15, 2006).

+10.1	Separation and Release Agreement between the Company and Franz Fink, dated September 8, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on September 8, 2006).

31.1	Certification of Michel Mayer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michel Mayer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ = indicates a management contract or a compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: October 20, 2006	By:	/S/ ALAN CAMPBELL
Alan Campbell Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)