Form 10-Q
period 2008-06-27
FREESCALE SEMICONDUCTOR INC
filed 2008-07-28
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-141128-05

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

There is no public trading market for the registrant’s common stock. As of July 18, 2008, there were 1,000 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	$1,472	$1,376	$2,877	$2,737
Cost of sales	840	809	1,653	2,026

Gross margin	632	567	1,224	711
Selling, general and administrative	175	165	341	325
Research and development	293	286	571	576
Amortization expense for acquired intangible assets	273	346	545	691
Reorganization of businesses and other	25	38	51	38
Merger expenses	3	—	5	3

Operating loss	(137)	(268)	(289)	(922)
Other expense, net	(146)	(188)	(336)	(386)

Loss before income taxes	(283)	(456)	(625)	(1,308)
Income tax benefit	(99)	(168)	(196)	(481)

Net loss	$(184)	$(288)	$(429)	$(827)

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	June 27, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents	$502	$206
Short-term investments	697	545
Accounts receivable, net	706	542
Inventory	724	779
Other current assets	431	718

Total current assets	3,060	2,790
Property, plant and equipment, net	2,296	2,517
Goodwill	5,325	5,330
Intangible assets, net	3,385	3,918
Other assets, net	585	548

Total assets	$14,651	$15,103

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$92	$93
Accounts payable	473	385
Accrued liabilities and other	721	574

Total current liabilities	1,286	1,052
Long-term debt	9,278	9,380
Deferred tax liabilities	897	1,114
Other liabilities	390	381

Total liabilities	11,851	11,927
Stockholder’s equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding at June 27, 2008 and December 31, 2007	—	—
Additional paid-in capital	7,165	7,123
Accumulated other comprehensive earnings	58	47
Accumulated deficit	(4,423)	(3,994)

Total stockholder’s equity	2,800	3,176

Total liabilities and stockholder’s equity	$14,651	$15,103

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)	Six Months Ended June 27, 2008	Six Months Ended June 29, 2007
Net cash provided by operating activities	$544	$30
Cash flows from investing activities:
Capital expenditures	(159)	(164)
Proceeds from sale of property, plant and equipment and assets held for sale	281	17
Sales and purchases of short-term investments, net	(153)	220
Payments for acquisition of businesses, net of cash acquired	(94)	—
Proceeds from sale of businesses and investments	12	—
Payments for purchase licenses and other assets	(40)	(31)
Other	(10)	—

Net cash (used for) provided by investing activities	(163)	42

Cash flows from financing activities:
Payments for long-term debt, capital lease obligations and notes payable	(95)	(20)
Other	—	(2)

Net cash used for financing activities	(95)	(22)

Effect of exchange rate changes on cash and cash equivalents	10	1

Net increase in cash and cash equivalents	296	51
Cash and cash equivalents, beginning of period	206	177

Cash and cash equivalents, end of period	$502	$228

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

On December 1, 2006, Freescale Semiconductor, Inc. (“Freescale”) was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The Merger was accomplished through the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”) by and among Freescale, Firestone Holdings LLC, a Delaware limited liability company that transferred and assigned all of its assets, liabilities, rights and obligations to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”), and Freescale Acquisition Corporation (formerly Firestone Acquisition Corporation), an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Freescale, and as a result, Freescale continues as the surviving corporation and a wholly owned indirect subsidiary of Parent. Parent is an entity controlled by the Sponsors.

At the close of the Merger, Freescale became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), which is wholly owned by Parent. All six of these companies were formed for the purpose of facilitating the Merger and are collectively referred to as the “Parent Companies.” Subsequent to the closing of the Merger, we issued approximately 1,000 shares of our common stock, par value $0.01 to Holdings V in exchange for a contribution of approximately $7.1 billion. Freescale and its subsidiaries may be referred to as the “Company,” “we,” “us” or “our” as the context requires.

The accompanying unaudited condensed consolidated financial statements as of June 27, 2008 and for the three and six months ended June 27, 2008 and June 29, 2007 are unaudited, with the December 31, 2007 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 27, 2008 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 27, 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Interest expense	$(169)	$(204)	$(353)	$(414)
Interest income	12	14	19	27

Interest expense, net	(157)	(190)	(334)	(387)

Other, net	11	2	(2)	1

Other expense, net	$(146)	$(188)	$(336)	$(386)

During the second quarter of 2008, we recorded a $10 million pre-tax gain, net as a reduction to interest expense in connection with the repurchase of $54 million of our Senior Subordinated Notes and $8 million of our Floating Rate Notes (both terms defined below). During the first half of 2008, we recorded a $16 million pre-tax gain, net as a reduction to interest expense in connection with the repurchase of $67 million of our Senior Subordinated Notes, $10 million of our Fixed Rate Notes (defined below) and $8 million of our Floating Rate Notes. (“Senior Subordinated Notes,” “Floating Rate Notes,” and “Fixed Rate Notes” are each defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007).

Cash paid for interest was $302 million and $366 million for the three and six months ended June 27, 2008, respectively, and $349 million and $428 million for the three and six months ended June 29, 2007, respectively.

In the first quarter of 2008, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”) we recognized a $25 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was offset by a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method. In the second quarter of 2008, we recognized a $14 million pre-tax gain in other, net associated with the change in fair value of our interest rate swaps that no longer meet the requirements of a cash flow hedge.

Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net loss	$(184)	$(288)	$(429)	$(827)
Net change in fair value on derivative contracts	(3)	—	9	(1)
Net change in cumulative translation adjustments	(3)	2	2	5

Total comprehensive loss	$(190)	$(286)	$(418)	$(823)

During the first quarter of 2008, in accordance SFAS No. 133, we reclassified a $25 million pre-tax loss from accumulated other comprehensive earnings to other, net in connection with the realization of the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge.

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S. dollar. Significant changes in economic facts and circumstances supported this change in functional currency. The change in functional currency is applied on a prospective basis. The U.S dollar-translated amounts of non-monetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed. The $40 million cumulative translation adjustments for these transactions recorded prior to the change will remain a separate component of stockholder’s equity.

Balance Sheets Supplemental Information

Inventory

Inventory consisted of the following:

	June 27, 2008	December 31, 2007
Work in process and raw materials	$526	$527
Finished goods	198	252

	$724	$779

We recognized $7 million and $416 million in cost of sales related to purchase accounting adjustments to inventory in the six months ended June 27, 2008 and June 29, 2007, respectively. (See discussion on “Goodwill and Intangibles” included in this Note.)

Property, Plant and Equipment, Net

Depreciation expense was approximately $177 million and $351 million for the three and six months ended June 27, 2008, and $184 million and $366 million for the three and six months ended June 29, 2007, respectively. Accumulated depreciation was approximately $1,022 million and $688 million at June 27, 2008 and December 31, 2007, respectively.

During the first half of 2008, Freescale sold assets located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007. These assets were classified as held for sale as of December 31, 2007.

Goodwill and Intangible Assets

We acquired SigmaTel, Inc. (“SigmaTel”) on April 30, 2008 for cash consideration of $115 million, including $5 million of direct acquisition costs. SigmaTel is a fabless semiconductor company which designs, develops and markets mixed-signal ICs for the consumer electronics market. In accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values as of April 30, 2008. Included in the tangible assets is $21 million in cash and cash equivalents and $32 million in auction rate securities. The auction rate securities are included in other assets, net. Approximately $3 million of the purchase price was allocated to in-process research and development. This amount was recognized as research and development expense upon the closing of the acquisition. During the second quarter of 2008, we also recorded a $7 million charge to cost of sales related to purchase accounting adjustments to inventory. Included in the allocation of the purchase price was $6 million of intangible assets primarily consisting of existing developed technology intangibles. There was no goodwill associated with the acquisition of SigmaTel. As of June 27, 2008, $16 million of assets associated with SigmaTel’s printing business were classified as held-for-sale. In July 2008 we entered into an agreement to sell SigmaTel’s printing business.

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following:

	June 27, 2008	December 31, 2007
Compensation	$161	$219
Taxes other than income taxes	57	63
Deferred revenue	288	30
Income tax payable	4	21
Interest payable	31	44
Environmental liability	7	7
Accrued technology cost	16	24
Stock-based compensation	33	34
Other	124	132

	$721	$574

In the first half of 2008, we entered into an amended and extended arrangement with Motorola, whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which is being recognized over the term of the arrangement beginning in the first quarter of 2008.

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

At June 27, 2008 and December 31, 2007, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $280 million and $561 million, respectively, which are accounted for at fair value. The notional amount of our foreign currency hedges decreased as a result of the change in functional currency for certain foreign operations to the U.S. dollar. The fair value of the forward contracts was a net unrealized (loss) gain of $(2) million and $10 million at June 27, 2008 and December 31, 2007, respectively. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions:

Buy (Sell)	June 27, 2008	December 31, 2007
Euro	$120	$(18)
Malaysian Ringgit	$62	$53
Japanese Yen	$(28)	$17
British Pound	$23	$19
Singapore Dollar	$14	$—
Israeli Shekel	$3	$12
Danish Kroner	$—	$(415)

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In 2006 and 2007, we entered into interest rate swap agreements with a notional amount of $900 million to hedge a portion of our $3,940 million floating rate debt. These interest rate swaps expire on December 1, 2009. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty a stream of fixed interest payments at an average rate of 4.78%, and in turn, receive variable interest payments based on 3-month LIBOR (2.68% at June 27, 2008) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in interest expense. We elected to switch from 3-month LIBOR to 1-month LIBOR on our Term Loan (as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007). This was done in order to realize interest payment savings due to decreasing interest rates. As a result of making this election on the Term Loan, these interest rate swaps no longer qualify as a cash flow hedge in accordance with SFAS No. 133. Therefore, in the first quarter of 2008, we recognized a $25 million pre-tax loss in other expense, net in the accompanying unaudited Condensed Consolidated Statements of Operations. In accordance with SFAS No. 133, the loss realized upon an instrument’s de-designation as a cash flow hedge represents the cumulative ineffective portion of the interest rate swaps and change in fair value from the date of de-designation.

The remaining effective portion of the interest rate swaps at June 27, 2008 is approximately $6 million, net of tax, and is in accumulated other comprehensive loss. This unrealized loss is exclusive of the aforementioned $25 million pre-tax loss on the ineffective portion of the interest rate swaps recorded in the first quarter of 2008. This amount will be recognized as other expense through December 2009. If certain terms of the Term Loan change, if the Term Loan is extinguished or if the interest rate swap agreements are terminated prior to maturity, this amount may be recognized sooner in other, net in the Consolidated Statement of Operations.

During the first quarter of 2008, we entered into an additional interest rate swap with a notional amount of $100 million. This swap is effective from December 1, 2009 through December 1, 2012. As it does not meet the requirements of a cash flow hedge under SFAS No. 133, all related gains and losses will be recognized in other, net in the Consolidated Statement of Operations.

The fair value of all of our interest rate swaps is an obligation of approximately $19 million at June 27, 2008 and is included in other liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet. The fair values of our interest rate swaps were estimated based on the yield curve at June 27, 2008 and represent their carrying values.

(4) Stock and Equity-Based Compensation Plans

We participate in Freescale Holdings L.P. and Holdings I stock-based compensation plans whereby our officers, directors and key employees may be granted stock options, restricted stock units, other stock-based awards and/or performance-related awards, including profit interests. Our employees and directors make up all of the participants in the plans; thus, amounts related to Holdings I share based compensation have been included in the disclosures below. Additionally, stock option and restricted stock unit (“RSU”) awards are settled with shares of Holdings I common stock with an appropriate allocation of expense to us attributable to our employees with an offset to additional paid-in capital as the awards vest.

Class B Interests

During the first quarter of 2008, approximately 81 thousand Class B Interests became vested upon entering into a separation agreement with our former Chief Executive Officer, and concurrently, approximately 53 thousand Class B Interests were forfeited. In accordance with this vesting, we recorded accelerated amortization of approximately $17 million as a reorganization charge in our unaudited Condensed Consolidated Statement of Operations for the first half of 2008.

During the first quarter of 2008, our Parent granted our new CEO a 1.2472% Class B-2008 Series Interest, as defined in the Amended and Restated Agreement of Exempted Limited Partnership of the Parent, dated as of February 11, 2008 (“Amended LP Agreement”), which will provide the holder an interest in the Parent and entitle the holder to 1.2472% of all distributions in excess of the Partnership 2008 Book Value (as defined in the Amended LP Agreement). The Class B-2008 Series LP Interest was granted to our new Chief Executive Officer on April 7, 2008. However, in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) the grant date for financial reporting is March 17, 2008, as he had a mutual understanding of the terms and conditions of the award and met the definition of an employee on that date. The Class B-2008 Series Interests vest 25% on each of the first, second, third and fourth anniversaries of the date of the grant. The Class B-2008 Series Interests are subject to the terms, conditions and restrictions of the Amended LP Agreement and the Investors Agreement dated December 1, 2006, as amended.

At June 27, 2008, we had approximately $88 million in unamortized expense related to Class B and Class B-2008 Series Interests, net of expected forfeitures, which are being amortized on a straight-line basis over a period of four years.

The fair value of the Class B-2008 Series Interests was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Three and Six Months Ended June 27, 2008
Weighted average grant date fair value	$39
Weighted average assumptions used:
Expected volatility	57.0%
Expected lives (in years)	5.00
Risk free interest rate	2.6%
Expected dividend yield	—%

Restricted Stock Units

As of June 27, 2008, we had approximately $29 million in unamortized expense related to RSUs, net of expected forfeitures, which are being amortized on a straight-line basis over a period of three to four years.

A summary of changes in RSUs outstanding during the six months ended June 27, 2008 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2008	1,245
Granted	4,867
Vested	(283)
Terminated, cancelled or expired	(118)

Non-vested RSU balance at June 27, 2008	5,711

On April 7, 2008, we granted 4.9 million RSUs to certain executives of the Company. Included in this grant were 2.1 million RSUs granted to our new Chief Executive Officer. However, in accordance with the provisions of SFAS No. 123(R), for financial reporting purposes, the date of our Chief Executive Officer’s grant is March 17, 2008, as he had a mutual understanding of the terms and conditions of the award and met the definition of an employee on that date.

Under the terms of the RSU award agreements, shares of common stock are not issued to the participant upon vesting of the RSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment; (ii) the participant’s death; (iii) the participant’s disability; (iv) a change of control; or (v) the seventh anniversary of the date of grant. Vested RSUs are considered outstanding until shares have been issued.

Our total stock and equity-based compensation expense is presented below:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Cost of sales	$1	$1	$1	$2
Selling, general and administrative	13	10	23	20
Research and development	1	2	1	3
Reorganization of businesses and other	—	—	17	—

Total	$15	$13	$42	$25

(5) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of June 27, 2008, the estimated annual effective tax rate for 2008 is a benefit of 35%, excluding tax expense of $23 million recorded for discrete events that occurred during the first half of 2008. These discrete events resulted from foreign tax rate changes, an increase in the valuation allowance associated with certain our foreign deferred tax assets, and interest expense associated with tax reserves.

(6) Commitments and Contingencies

Commitments

We have product purchase commitments associated with strategic manufacturing relationships that include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $116 million as of June 27, 2008, compared to $76 million as of December 31, 2007.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. Those motions are currently pending before the District Court. On February 22, 2008, the United States Court of Appeals for the Seventh Circuit agreed to hear Motorola’s interlocutory appeal of the District Court’s order certifying the class. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We are still assessing the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. We are still assessing the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 18, 2008 LSI Corporation (“LSI”) and Agere Systems, Inc. (“Agere”) filed a complaint against Freescale and 17 other corporations in the ITC requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes an Agere patent. LSI filed a parallel lawsuit in the United States District Court for the Eastern District of Texas on the same day against the same parties claiming an unspecified amount of monetary damage as compensation for the defendants’ alleged infringement of the same patent. LSI asserts that its patent covers tungsten metallization technology, which is allegedly used in Freescale’s chip manufacturing process. We are still assessing the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations or cash flow.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material negative impact on our consolidated financial position, results of operations, or cash flow.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of June 27, 2008, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of June 27, 2008, we have accrued $4 million related to known estimated indemnification obligations. As of June 27, 2008, we believe there are no obligations that would result in material payments for any unknown matters.

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

Crolles Manufacturing and Research Alliance

During the second quarter of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses and other related to the portion of the grant for assets sold during the first half of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

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

Second Quarter 2008 Reorganization of Business Program

During the second quarter of 2008, we initiated plans to consolidate manufacturing and administrative operations in order to streamline our global organization and reduce costs. We accrued $21 million in severance costs associated with these actions. The following table displays a roll-forward from January 1, 2008 to June 27, 2008 of the employee separation accruals established related to the second quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at June 27, 2008
Employee Separation Costs
Manufacturing	$—	$11	$—	$2	$9
Selling, general and administrative	—	3	—	—	3
Research and development	—	7	—	—	7

Total	$—	$21	$—	$2	$19

Related headcount	—	480	—	100	380

Exit and Other Costs	$—	$7	$—	$4	$3

During the three months ended June 27, 2008, we separated 100 employees. The $2 million used reflects initial cash payments made to these separated employees through June 27, 2008. We will make additional payments to these separated employees and the remaining 380 employees through the first quarter of 2009. In addition to these employee separation costs, we also recorded $7 million in exit and other costs related primarily to these actions and an $8 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of June 27, 2008.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to June 27, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at June 27, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	1	2	2
Research and development	1	—	1	—	—

Total	$14	$—	$2	$10	$2

Related headcount	100	—	30	70	—

During the six months ended June 27, 2008, we separated 70 employees. The $10 million used reflects initial cash payments made to these separated employees through June 27, 2008. We will make additional payments to these separated employees through the third quarter of 2008. We reversed $2 million of the remaining accrual due to approximately 30 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Merger Initiated Reorganization of Business Program

We accrued certain severance, relocation and exit costs in purchase accounting associated with various actions initiated in connection with the Merger. The actions included a research and development design center consolidation program, a redeployment of our sales and marketing resources and personnel decisions related to the 300-millimeter joint development agreement signed in December 2006. The following table displays a roll-forward of the accruals established for these actions from January 1, 2008 to June 27, 2008:

(in millions, except headcount)	Accruals at January 1, 2008	Adjustments	2008 Amounts Used	Accruals at June 27, 2008
Employee Separation Costs
Selling, general and administrative	$2	$2	$—	$—
Research and development	9	5	2	2

Total	$11	$7	$2	$2

Related headcount	50	—	50	—

Relocation and Exit Costs	$4	$—	$1	$3

During the six months ended June 27, 2008, we separated the final 50 employees. The $3 million used reflects initial cash payments made to these separated employees through June 27, 2008. We reversed $7 million of the remaining accrual to goodwill due to efficiencies achieved through the execution of our research and development design center consolidation program and the redeployment of certain resources. This program will be concluded and the final payments made to the separated employees by December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 27, 2008 and June 29, 2007 should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2007 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2007 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a decline of approximately 2% in our utilization rate since the three months ended June 29, 2007.

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

During the past several quarters, our cellular product shipments have been negatively impacted by weaker demand from Motorola, our largest customer. Cellular product revenue has historically represented in excess of 20% of our net sales. We have also been impacted by the U.S. automotive market conditions where light vehicle production has declined in the first half of 2008. We may continue to experience uncertainty and weaker demand with respect to product shipments to Motorola and the automotive industry.

Results of Operations for the Three Months Ended June 27, 2008 and June 29, 2007

	Three Months Ended (Unaudited)
(dollars in millions)	June 27, 2008	% of Net Sales	June 29, 2007	% of Net Sales
Orders	$1,424	96.7%	$1,319	95.9%

Net sales	$1,472	100.0%	$1,376	100.0%
Cost of sales	840	57.1%	809	58.8%

Gross margin	632	42.9%	567	41.2%
Selling, general and administrative	175	11.9%	165	12.0%
Research and development	293	19.9%	286	20.8%
Amortization expense for acquired intangible assets	273	18.5%	346	25.1%
Reorganization of businesses and other	25	1.7%	38	2.8%
Merger expenses	3	0.2%	—	0.0%

Operating loss	(137)	-9.3%	(268)	-19.5%
Other expense, net	(146)	-9.9%	(188)	-13.7%

Loss before income taxes	(283)	-19.2%	(456)	-33.2%
Income tax benefit	(99)	-6.7%	(168)	-12.2%

Net loss	$(184)	-12.5%	$(288)	-21.0%

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

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

Our net sales and orders of approximately $1,472 million and $1,424 million in the second quarter of 2008 increased 7% and 8%, respectively, compared to second quarter of 2007. Higher net sales were driven by a 41% increase in Cellular Product net sales and 19% in Networking and Multimedia net sales, partially offset by lower sales related to decreasing production in the U.S. automotive industry. Intellectual property revenue declined 3% as a percentage of net sales versus the prior year quarter. Distribution sales approximate 18% of our total net sales and were up 9% compared to the second quarter of 2007, and distribution inventory was 11.9 weeks of net sales at June 27, 2008, compared to 11.8 weeks of net sales at December 31, 2007.

Net sales by product design group for the three months ended June 27, 2008 and June 29, 2007 were as follows:

(in millions)	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007
Microcontroller Solutions	$460	$472
Cellular Products	337	239
Networking and Multimedia	312	263
RF, Analog and Sensors	280	273
Other	83	129

Total net sales	$1,472	$1,376

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 31% and 34% of our total net sales in the second quarter of 2008 and 2007, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. The automotive end market accounted for 67% and 70% of Microcontroller Solutions’ net sales in the second quarter of 2008 and 2007, respectively. Microcontroller Solutions net sales declined by $12 million, or 3%, in the second quarter of 2008 compared to the prior year quarter, due primarily to production cuts in the U.S. automotive market which were partially offset by favorable growth in distribution in Europe and Asia.

Cellular Products

Our cellular product line, which includes baseband processors and power management integrated circuits, represented 23% and 17% of our total net sales in the second quarter of 2008 and 2007, respectively. Our primary target segment is the cellular communications device (cellular handset) market, with over 90% of Cellular Products sales attributable to Motorola in 2008 and 2007. Cellular Products net sales increased by $98 million, or 41%, in the second quarter of 2008 compared to the prior year quarter.

In the first quarter of 2008, we entered into an amended and extended arrangement with Motorola, whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which is being recognized over the updated term of the arrangement beginning in the first quarter of 2008. The deferred revenue recognized was supplemented by an increase in the volume of cellular products, including RF transceivers, sold during the second quarter of 2008 versus the prior year period.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 21% and 19% of our total net sales in the second quarter of 2008 and 2007, respectively. Our primary end markets for our networking and multimedia products are the wireless and wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales increased by $49 million, or 19%, in the second quarter of 2008 compared to the prior year quarter, where we experienced increased demand for communication processors in both the infrastructure and set top box markets. Sales in multimedia benefited from the inclusion of a partial quarter of revenue from SigmaTel, Inc. of approximately $10 million. (See Note 2 to the unaudited Condensed Consolidated Financial Statements for a discussion of the acquisition of SigmaTel, Inc. (“SigmaTel”) on April 30, 2008.).

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 19% and 20% of our total net sales in the second quarter of 2008 and 2007, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and wireless infrastructure markets. The automotive end market accounted for 56% and 59% of Radio Frequency, Analog and Sensors’ sales in the second quarter of 2008 and 2007, respectively. Radio Frequency, Analog and Sensors net sales in the second quarter of 2008 increased by $7 million, or 3%, in the second quarter of 2008 compared to the prior year quarter as a result of stronger sales in both the analog consumer and the wireless infrastructure markets, partially offset by production cuts in the U.S. automotive market.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 6% and 9% of our total net sales in the second quarter of 2008 and 2007, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property. Both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales decreased $46 million, or 36%, in the second quarter of 2008 attributable primarily to a decrease in intellectual property revenue compared to the second quarter of 2007. We also experienced a decrease in product sales to other semiconductor companies.

Gross Margin

In the second quarter of 2008, our gross margin increased $65 million compared to the prior year quarter. As a percentage of net sales, gross margin was 42.9%, reflecting an improvement of 1.7 percentage points over the prior year quarter. Our gross margin benefited from lower costs associated with our foundry and assembly and test operations, our exit from the Crolles alliance in the fourth quarter of 2007 and increased Cellular Product net sales resulting from the amended and extended agreement with Motorola. Partially offsetting these items were a decrease in factory utilization and a $7 million increase in cost of sales resulting from the step-up to fair value of our inventory in connection with the SigmaTel acquisition.

Selling, General and Administrative

Our selling, general and administrative expenses increased $10 million, or 6%, in the second quarter of 2008, compared to the second quarter of 2007. This was primarily the result of an increase in strategic sales support costs and legal expenses. These items were partially offset by focused cost-cutting initiatives, including a reorganization initiated in the second quarter of 2007. As a percent of our net sales, our selling, general and administrative expenses remained consistent with the prior year quarter.

Research and Development

Our research and development expense in the first quarter of 2008 increased $7 million, or 2%, compared to the second quarter of 2007. This increase was driven by new mobile consumer investments and a $3 million charge for in-process research and development, both in connection with the SigmaTel acquisition. These charges were partially offset by a decrease in spending associated with our withdrawal from the research and manufacturing alliance in Crolles, France in the fourth quarter of 2007 and a $5 million benefit recognized in connection with finalizing a grant related to this alliance.

We also initiated a reorganization late in the second quarter of 2007; the related cost savings were partially offset by increased spending in specific product areas. As a percent of our net sales, our research and development expenses were slightly lower than the prior year quarter.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $73 million compared to the prior year quarter. The decrease was the result of the $449 million non-cash impairment charge recorded against these assets in the fourth quarter of 2007.

Reorganization of Businesses and Other

During the second quarter of 2008, we announced plans to consolidate manufacturing and administrative operations in order to streamline our global organization and reduce costs. As a result, through an employee separation program we recorded charges of $21 million under reorganization of businesses and other for severance costs. In addition to these employee separation costs, we recorded $7 million in exit and other costs related primarily to these actions and an $8 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona. We expect this initiative to generate approximately $35 million in annualized net cost savings by the end of the first quarter of 2009. We also recorded a $2 million reversal of previous accruals due to lower than expected employee separation costs related to a prior year reorganization program.

During the second quarter of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses and other related to the portion of the grant for assets sold during the first half of 2008.

Merger Expenses

Merger expenses were $3 million in the second quarter of 2008 and consist primarily of retention costs associated with the SigmaTel acquisition and accounting, legal and other professional fees.

Other Expense, Net

Other expense, net decreased $42 million in the second quarter of 2008, compared to the second quarter of 2007. Net interest expense in the second quarter of 2008 included interest expense of $169 million, partially offset by interest income of $12 million. Net interest expense in the second quarter of 2007 included interest expense of $204 million, partially offset by interest income of $14 million. The $35 million decrease in interest expense over the prior year quarter was due to (i) a $120 million reduction in outstanding debt, (ii) lower interest rates on outstanding debt and (iii) a $10 million pre-tax gain, net related to the repurchase of $54 million of our outstanding Senior Subordinated Notes and $8 million of our outstanding

Floating Rate Notes in the second quarter of 2008. (See “Liquidity and Capital Resources” for further discussion.) The $2 million decrease in interest income over the prior year is due to lower investment interest rates, partially offset by an approximate $600 million increase in funds available for investment as a result of the amended and extended agreement with Motorola and asset dispositions related to our exit from the Crolles alliance in the first half of 2008.

In addition to the decrease in interest expense, net, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”), we recognized a $14 million pre-tax gain in other expense related to the change in fair value of our interest rate swaps that no longer meet the requirements of a cash flow hedge.

Income Tax Benefit

Our estimated annual effective tax rate is a benefit of 35% as of the end of the second quarter of 2008, excluding income tax expense of $23 million recorded for discrete events. These discrete events resulted from foreign tax rate changes, an increase in the valuation allowance associated with certain of our foreign deferred tax assets, and interest expense associated with tax reserves.

Results of Operations for the Six Months Ended June 27, 2008 and June 29, 2007

	Six Months Ended (Unaudited)
(dollars in millions)	June 27, 2008	% of Net Sales	June 29, 2007	% of Net Sales
Orders	$2,834	98.5%	$2,557	93.4%

Net sales	$2,877	100.0%	$2,737	100.0%
Cost of sales	1,653	57.5%	2,026	74.0%

Gross margin	1,224	42.5%	711	26.0%
Selling, general and administrative	341	11.9%	325	11.9%
Research and development	571	19.8%	576	21.0%
Amortization expense for acquired intangible assets	545	18.9%	691	25.3%
Reorganization of businesses and other	51	1.8%	38	1.4%
Merger expenses	5	0.2%	3	0.1%

Operating loss	(289)	-10.0%	(922)	-33.7%
Other expense, net	(336)	-11.7%	(386)	-14.1%

Loss before income taxes	(625)	-21.7%	(1,308)	-47.8%
Income tax benefit	(196)	-6.8%	(481)	-17.6%

Net loss	$(429)	-14.9%	$(827)	-30.2%

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

Net Sales

Our net sales and orders of approximately $2,877 million and $2,834 million in the first half of 2008 increased 5% and 11%, respectively, compared to first half of 2007. Higher net sales were driven primarily by a 29% increase in Cellular Product net sales, and 8% in Networking and Multimedia net sales partially offset by lower sales related to decreasing production in the U.S. automotive industry. Intellectual property revenue declined as a percentage of net sales by 1% versus the prior year period. Distribution sales increased 3% compared to the first half of 2007.

Net sales by product design group for the six months ended June 27, 2008 and June 29, 2007 were as follows:

(in millions)	Six Months Ended June 27, 2008	Six Months Ended June 29, 2007
Microcontroller Solutions	$918	$945
Cellular Products	655	507
Networking and Multimedia	581	537
RF, Analog and Sensors	539	532
Other	184	216

Total net sales	$2,877	$2,737

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 32% and 35% of our total net sales in the first half of 2008 and 2007, respectively. The automotive end market accounted for 68% and 70% of Microcontroller Solutions’ net sales in the first half of 2008 and 2007, respectively. Microcontroller Solutions net sales declined by $27 million, or 3%, in the first half of 2008 compared to the prior year period due primarily to production cuts in the U.S. automotive market.

Cellular Products

Our cellular product line, which includes baseband processors and power management integrated circuits, represented 23% and 19% of our total net sales in the first half of 2008 and 2007, respectively. Our primary target segment is the cellular communications device (cellular handset) market, with over 90% of Cellular Products sales attributable to Motorola in 2008 and 2007. Cellular Products net sales increased by $148 million, or 29%, in the first half of 2008 compared to the prior year period.

In the first quarter of 2008, we entered into an amended and extended arrangement with Motorola, whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which is being recognized over the updated term of the arrangement beginning last quarter. The deferred revenue recognized was supplemented by an increase in the volume of cellular products sold during the first half of 2008 versus the prior year period.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 20% of our total net sales in the first half of 2008 and 2007. Networking and Multimedia net sales increased by $44 million, or 8%, in the first half of 2008 compared to the prior year period, where we experienced increased demand in both the wireless infrastructure market and mobile consumer market in connection with the SigmaTel acquisition.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 19% of our total net sales in the first half of 2008 and 2007. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and wireless infrastructure markets. The automotive end market accounted for 57% and 59% of Radio Frequency, Analog and Sensors’ sales in the first half of 2008 and 2007, respectively. Radio Frequency, Analog and Sensors net sales in the first half of 2008 increased by $7 million, or 1%, in the first half of 2008 compared to the prior year period as a result of stronger sales in both the analog consumer and the wireless infrastructure markets, partially offset by production cuts in the U.S. automotive market.

Other

Other declined by 2% of our total net sales in the first half of 2008 compared to the prior period. Other net sales decreased $32 million, or 15%, in the first half of 2008 attributable primarily to a decrease in intellectual property revenue compared to the first half of 2007.

Gross Margin

In the first half of 2008, our gross margin increased $513 million compared to the prior year period. As a percentage of net sales, gross margin was 42.5%, reflecting an improvement of 16.5 percentage points. This increase was primarily attributable to a $416 million purchase accounting charge to cost of sales in the first quarter of 2007 resulting from the step-up to fair value of our inventory at the Merger date. Our gross margin also benefited from lower costs associated with our foundry and assembly and test operations, our exit from the Crolles alliance in the fourth quarter of 2007 and increased Cellular Product net sales resulting from the amended and extended agreement with Motorola. Partially offsetting these items was a decrease in factory utilization and a $7 million increase in cost of sales resulting from the step-up to fair value of our inventory in connection with the SigmaTel acquisition.

Selling, General and Administrative

Our selling, general and administrative expenses increased $16 million, or 5%, in the first half of 2008, compared to the first half of 2007. This was primarily the result of an increase in strategic sales support costs and legal expenses. These items were partially offset by focused cost-cutting initiatives, including a reorganization initiated in the second quarter of 2007. As a percent of our net sales, our selling, general and administrative expenses remained consistent with the prior year period.

Research and Development

Our research and development expense in the first half of 2008 decreased $5 million, or 1%, compared to the first half of 2007. This decrease was due primarily to our withdrawal from the research and manufacturing alliance in Crolles, France in the fourth quarter of 2007 and a $5 million benefit recognized in connection with finalizing a grant related to this alliance. We also initiated a reorganization late in the second quarter of 2007; the related cost savings were partially offset by increased spending in specific product areas including mobile computing and a $3 million charge for in-process research and development, both in connection with the SigmaTel acquisition. As a percent of our net sales, our research and development expenses remained relatively consistent with the prior year period.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $146 million compared to the first half of 2007. The decrease was the result of the $449 million non-cash impairment charge recorded against these assets in the fourth quarter of 2007.

Reorganization of Businesses and Other

During the first half of 2008, we announced plans to consolidate manufacturing and administrative operations in order to streamline our global organization and reduce costs. As a result, through an employee separation program we recorded charges of $21 million under reorganization of businesses and other for severance costs. In addition to these employee separation costs, we recorded $7 million in exit and other costs related primarily to these actions and an $8 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona. We expect this initiative to generate approximately $35 million in annualized net cost savings by the end of the first quarter of 2009. We also recorded a $2 million reversal of previous accruals due to lower than expected employee separation costs related to a prior year reorganization program.

As a result of a change in executive leadership in the first half of 2008, we recorded in reorganization of businesses and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of Class B Interests in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the retention of our current Chief Executive Officer.

During the second quarter of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses and other related to the portion of the grant for assets sold during the first half of 2008.

Merger Expenses

Merger expenses were $5 million in the first half of 2008 and consist primarily of retention costs associated with the SigmaTel acquisition and accounting, legal and other professional fees. Merger expenses were $3 million in the first half of 2007 and consist primarily of accounting, legal and other professional fees.

Other Expense, Net

Other expense, net decreased $50 million in the first half of 2008, compared to the first half of 2007. Net interest expense in 2008 included interest expense of $353 million, partially offset by interest income of $19 million. Net interest expense in 2007 included interest expense of $414 million, partially offset by interest income of $27 million. The $61 million decrease in interest expense over the prior year quarter was due to (i) a $120 million reduction in outstanding debt, (ii) lower interest rates on outstanding debt and (iii) a $16 million pre-tax gain, net related to the repurchase of $67 million of our outstanding Senior Subordinated Notes, $10 million of our outstanding Fixed Rate Notes and $8 million of our Floating Rate Notes in the first half of 2008. (See “Liquidity and Capital Resources” for further discussion.) The $8 million decrease in interest income over the prior year was attributable to (i) a $2 million other-than-temporary impairment of one of our investments and (ii) lower investment interest rates, partially offset by an approximate $600 million increase in funds available for investment as a result of the amended and extended agreement with Motorola and asset dispositions related to our exit from the Crolles alliance in the first half of 2008.

In addition to the decrease in interest expense, net, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”), we recognized an $11 million pre-tax loss in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was partially offset by a $12 million pre-tax gain that was recorded in other income related to the sale of one of our investments in the first quarter of 2008.

Income Tax Benefit

Our estimated annual effective tax rate is a benefit of 35% as of the end of the first half of 2008, excluding tax expense of $23 million recorded for discrete events during the first half of 2008. These discrete events resulted from foreign tax rate changes, an increase in the valuation allowance associated with certain of our foreign deferred tax assets, and interest expense associated with tax reserves.

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

Crolles Manufacturing and Research Alliance

During the second quarter of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses and other related to the portion of the grant for assets sold during the first half of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

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

Second Quarter 2008 Reorganization of Business Program

During the second quarter of 2008, we initiated plans to consolidate manufacturing and administrative operations in order to streamline our global organization and reduce costs. We accrued $21 million in severance costs associated with these actions. The following table displays a roll-forward from January 1, 2008 to June 27, 2008 of the employee separation accruals established related to the second quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at June 27, 2008
Employee Separation Costs
Manufacturing	$—	$11	$—	$2	$9
Selling, general and administrative	—	3	—	—	3
Research and development	—	7	—	—	7

Total	$—	$21	$—	$2	$19

Related headcount	—	480	—	100	380

Exit and Other Costs	$—	$7	$—	$4	$3

During the three months ended June 27, 2008, we separated 100 employees. The $2 million used reflects initial cash payments made to these separated employees through June 27, 2008. We will make additional payments to these separated employees and the remaining 380 employees through the first quarter of 2009. In addition to these employee separation costs, we also recorded $7 million in exit and other costs related primarily to these actions and an $8 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of June 27, 2008.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to June 27, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at June 27, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	1	2	2
Research and development	1	—	1	—	—

Total	$14	$—	$2	$10	$2

Related headcount	100	—	30	70	—

During the six months ended June 27, 2008, we separated 70 employees. The $10 million used reflects initial cash payments made to these separated employees through June 27, 2008. We will make additional payments to these separated employees through the third quarter of 2008. We reversed $2 million of the remaining accrual due to approximately 30 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,199 million of cash and cash equivalents and short-term investments we held at June 27, 2008, $173 million was held by our U.S. subsidiaries and $1,026 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes required in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $539 million and $30 million for the first half of 2008 and 2007, respectively. The increase is primarily attributable to a decrease in our net operating loss of $398 million and the receipt of funds in connection with the updated arrangement with Motorola. Our days sales outstanding increased to 43 days at June 27, 2008 from 33 days at December 31, 2007, as a result of a greater percentage of the current quarter’s sales occurring closer to the end of the quarter. As a result of a sell-through of inventory, our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) decreased to 84 days at June 27, 2008 from 87 days at year-end. Days purchases outstanding increased to 55 days at June 27, 2008 from 40 days at December 31, 2007, due primarily to fluctuations in the timing of payments at December 31, 2007.

Investing Activities

Our net cash (used for) provided by investing activities was $(158) million and $42 million for the first half of 2008 and 2007, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. Our capital expenditures were $159 million and $164 million for the first half of 2008 and 2007, respectively, and represented 6% of net sales.

The increase in the cash used in our investing activities in the first half of 2008 versus the prior year period was primarily the result of the repurchase of short-term investments and the utilization of $94 million of cash in connection with the acquisition of SigmaTel in the second quarter of 2008. This was partially offset by proceeds from the sale of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007.

Financing Activities

Our net cash used for financing activities was $95 million and $22 million for the first half of 2008 and 2007, respectively. During the first half of 2008, we utilized $67 million to repurchase a portion of our outstanding Senior Subordinated Notes, Fixed Rate Notes and Floating Rate Notes (all as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007), and $28 million to make additional long-term debt and capital lease payments. Cash used for financing activities during the first quarter of 2007 primarily consisted of long-term debt and capital lease payments.

During the first half of 2008, we repurchased $10 million of our outstanding Fixed Rate Notes, $67 million of our Senior Subordinated Notes and $8 million of our Floating Rate Notes. We used funds from our short-term investment portfolio for the purchase and early retirement of these notes at an $18 million discount.

At June 27, 2008, Freescale, Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a revolving credit facility with a committed capacity of $750 million (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. We may, subject to customary conditions, request an increase in the amount available under the Revolver of up to an additional $1 billion for a total commitment of up to $5.25 billion. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At June 27, 2008, $3,448 million was outstanding under the Term Loan, and there were no borrowings outstanding under the Revolver. We had $18 million in letters of credit outstanding under the Revolver at June 27, 2008.

The Term Loan and Revolver bear interest, at our option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan at June 27, 2008 was 2.46%. On February 14, 2007, we entered into an amendment to the $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. We are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. We are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.

We had an aggregate principal amount of $5,865 million in senior notes outstanding at June 27, 2008, consisting of (i) $492 million of floating rate notes maturing in 2014 and bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 2.78% on June 27, 2008) plus 3.875% per annum (“Floating Rate Notes”), (ii) $1,500 million of 9.125% / 9.875% PIK-election notes maturing in 2014 (“Toggle Notes”), (iii) $2,340 million of 8.875% notes maturing in 2014 (“Fixed Rate Notes”), and (iv) $1,533 million of 10.125% senior subordinated notes maturing in 2016 (“Senior Subordinated Notes”). Relative to our overall indebtedness, the Floating Rate Notes, Toggle Notes and Fixed Rate Notes (together, the “Senior Notes,” and including the Senior Subordinated Notes, the “Notes”), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and Senior Notes.

In connection with the issuance of the Term Loan and Floating Rate Notes, we also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $900 million of the variable interest rate debt to fixed interest rate debt through December 1, 2009. We elected to switch from 3-month to 1-month LIBOR on our Term Loan in order to realize interest payment savings due to decreasing interest rates. As a result of making this election, interest rate swaps with a total notional amount of $900 million were no longer designated as a cash flow hedge in accordance with SFAS No. 133, and the Company reclassified a loss on these interest rate swaps of $16 million, net of tax, from accumulated other comprehensive loss into earnings in the first half of 2008. In accordance with SFAS No. 133, the unrealized loss represents the cumulative ineffective portion and change in fair value from the date of de-designation in the first half of 2008. The remaining effective portion of the interest rate swaps at June 27, 2008 is $6 million, net of tax, and continues to be accounted for in accumulated other comprehensive loss.

In addition, during the first quarter of 2008, we entered into an additional interest rate swap agreement with a notional amount of $100 million. This swap is effective from December 1, 2009 through December 1, 2012.

As of June 27, 2008, our current corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B+, B1 and B+, respectively.

The Credit Facility and Notes have restrictive covenants that limit our ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, we must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facility and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. We were in compliance with these covenants as of June 27, 2008.

Contractual Obligations

We have product purchase commitments associated with strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. Our commitment is $116 million as of June 27, 2008, compared to $76 million as of December 31, 2007.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. We believe that our cash, cash equivalents and short-term investments balance as of June 27, 2008 of approximately $1,199 million and cash flows from operations and asset dispositions will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We also have access to $732 million in committed capacity under our Revolver. Our ability to borrow under this Revolver is not restricted by any incurrence-based covenants, to the extent other covenants permit such borrowings.

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

As market conditions warrant, the Company and its major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. During the first half of 2008, we repurchased $10 million of our outstanding Fixed Rate Notes, $67 million of our Senior Subordinated Notes and $8 million of our Floating Rate Notes. We used funds from our short-term investment portfolio for the purchases and early retirement of debt at an $18 million discount.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, we will adopt SFAS No. 161 in the first quarter of 2009. We are currently evaluating the impact of SFAS No. 161 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt SFAS No. 160 in the first quarter of 2009. We are currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

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

The fair value of our long-term debt approximates $7,725 million at June 27, 2008, which has been determined based upon quoted market prices; this compares to a net book value of $9,278 million as of the same date. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements was an obligation of $19 million at June 27, 2008. The fair value of our interest rate swaps was estimated based on the yield curve at June 27, 2008. A 10% decrease in market rates would increase the fair value of our long-term debt by $71 million and decrease the fair value of our interest rate swaps by $3 million.

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

At June 27, 2008, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $280 million. The fair value of these forward contracts was a net unrealized loss of $2 million at June 27, 2008. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of June 27, 2008:

Buy (Sell)	June 27, 2008	December 31, 2007
Euro	$120	$(18)
Malaysian Ringgit	$62	$53
Japanese Yen	$(28)	$17
British Pound	$23	$19
Singapore Dollar	$14	$—
Israeli Shekel	$3	$12
Danish Kroner	$—	$(415)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $47 million as of June 27, 2008, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2007 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt and the change in our functional currency for certain foreign operations, we experienced no significant changes in market risk during the three months ended June 27, 2008. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1:	Legal Proceedings.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under the Freescale agreements with Motorola, Freeescale will indemnify Motorola for certain liabilities related to our business incurred prior to the Freescale separation from Motorola.

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. Those motions are currently pending before the District Court. On February 22, 2008, the United States Court of Appeals for the Seventh Circuit agreed to hear Motorola’s interlocutory appeal of the District Court’s order certifying the class. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We are still assessing the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that allegedly infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 28, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. We are still assessing the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 18, 2008 LSI Corporation (“LSI”) and Agere Systems, Inc. (“Agere”) filed a complaint against Freescale and 17 other corporations in the ITC requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes an Agere patent. LSI filed a parallel lawsuit in the United States District Court for the Eastern District of Texas on the same day against the same parties claiming an unspecified amount of monetary damage as compensation for the defendants’ alleged infringement of the same patent. LSI asserts that its patent covers tungsten metallization technology, which is allegedly used in Freescale’s chip manufacturing process. We are still assessing the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations or cash flow.

Other than as described above, we do not believe that there is any litigation pending that could have, individually or in the aggregate, a material negative impact on our consolidated financial position, results of operations, and cash flows.

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

Item 1A:	Risk Factors.

For a description of the risk factors affecting our business and results of operations, refer to our December 31, 2007 Annual Report on Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3:	Defaults Upon Senior Securities.

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5:	Other Information.

Gene Frantz and John C. Hodge have resigned as directors of the Company effective as of July 24, 2008. Mr. Frantz had served the Company as the Chairman of the Audit and Legal Committee of the Board of Directors. Mr. Hodge was also a member of the Audit and Legal Committee.

The Blackstone Group, The Carlyle Group, funds advised by Permira Advisors, LLC and TPG Capital (the “Sponsors”) are all parties to a shareholders agreement with respect to their interests in Freescale Holdings GP, Ltd. (“GP”), the general partner of Freescale Holdings L.P., which indirectly owns substantially all of the Company. The shareholders agreement, among other things, provides for the composition of the Board of Directors of GP. All of the representatives of the Sponsors who serve on the Board of Directors of GP also serve on the Board of Directors of the Company. Under the terms of the shareholders agreement, TPG Capital appointed Kevin Burns to fill the vacancy created by Mr. Frantz’s resignation, and the Blackstone Group appointed James Quella to fill the vacancy created by Mr. Hodge’s resignation. Mr. Burns and Mr. Quella were both appointed on July 24, 2008.

We expect that Mr. Burns and Mr. Quella will both be appointed to the Audit and Legal Committee of the Board of Directors of the Company.

The Sponsors are parties to certain arrangements and agreements with the Company as described in our Form 10-K filed on March 13, 2008, under “Part III, Item 13: Certain Relationships and Related Transactions, and Director Independence.”

Item 6:	Exhibits.

Exhibit Number	Exhibit Title
4.1*	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee (the “Trustee”) to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006.

4.2*	Second Supplemental Indenture, dated as of June 20, 2008, among SigmaTel, Inc. and The Bank of New York, as trustee (the “Trustee”) to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006.

10.1*	Form of Supplement to the Intellectual Property Security Agreement dated as of December 1, 2006, among Freescale Acquisition Holdings Corp. (n/k/a Freescale Semiconductor Holdings V, Inc.), Freescale Semiconductor, Inc., the Subsidiaries of Freescale Holdings (Bermuda) III, Ltd. (n/k/a Freescale Semiconductor Holdings III, Ltd.) from time to time party thereto and Citibank, N.A.

10.2*	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.) , Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent.

10.3*	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Collateral Agent under the Security Agreement dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor, Inc. (successor in interest to Freescale Acquisition Corporation), Freescale Semiconductor Holdings IV, Ltd. (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), the Subsidiaries of Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) from time to time party thereto, and Citibank, N.A., as Collateral Agent.

10.4+*	Freescale Holdings L.P. Award Agreement, dated as of April 7, 2008, by and between Freescale Holdings L.P. and Richard M. Beyer.

10.5+*	Freescale Semiconductor Holdings Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between Freescale Semiconductor Holdings I, Ltd. and Richard M. Beyer.

10.6+*	Freescale Semiconductor, Inc. Deferred Compensation Agreement, dated as of February 11, 2008, between Freescale Semiconductor, Inc. and Richard M. Beyer.

10.7+*	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan.

31.1	Certification of Richard Beyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard Beyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+=	indicates a management contract or compensatory plan arrangement

*=	Previously filed and incorporated by reference to the Freescale Semiconductor Holdings I, Ltd. Form 10-Q for the quarter ended June 27, 2008, filed with the SEC on July 28, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: July 28, 2008	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer