Form 10-Q
period 2008-09-26
FREESCALE SEMICONDUCTOR INC
filed 2008-10-31
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

or

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

There is no public trading market for the registrant’s common stock. As of October 22, 2008, there were 1,000 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$1,409	$1,446	$4,286	$4,183
Cost of sales	821	869	2,474	2,895

Gross margin	588	577	1,812	1,288
Selling, general and administrative	166	163	507	488
Research and development	293	270	864	846
Amortization expense for acquired intangible assets	272	346	817	1,037
Reorganization of businesses, contract settlement, and other	(139)	—	(88)	38
Impairment of goodwill and intangible assets	3,368	—	3,368	—
Merger expenses	2	—	7	3

Operating loss	(3,374)	(202)	(3,663)	(1,124)
Other expense, net	(173)	(194)	(509)	(580)

Loss before income taxes and minority interest	(3,547)	(396)	(4,172)	(1,704)
Minority interest	16	—	16	—
Income tax benefit	(66)	(135)	(262)	(616)

Net loss	$(3,497)	$(261)	$(3,926)	$(1,088)

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	September 26, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents	$702	$206
Short-term investments	599	545
Accounts receivable, net	688	542
Inventory	718	779
Other current assets	506	718

Total current assets	3,213	2,790
Property, plant and equipment, net	2,135	2,517
Goodwill	2,695	5,330
Intangible assets, net	2,365	3,918
Other assets, net	643	548

Total assets	$11,051	$15,103

LIABILITIES AND STOCKHOLDER’S EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$93	$93
Accounts payable	439	385
Accrued liabilities and other	721	574

Total current liabilities	1,253	1,052
Long-term debt	9,269	9,380
Deferred tax liabilities	829	1,114
Other liabilities	369	381

Total liabilities	11,720	11,927
Minority interest	16	—

Stockholder’s equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding at September 26, 2008 and December 31, 2007	—	—
Additional paid-in capital	7,179	7,123
Accumulated other comprehensive earnings	56	47
Accumulated deficit	(7,920)	(3,994)

Total stockholder’s equity	(685)	3,176

Total liabilities and stockholder’s equity	$11,051	$15,103

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)	Nine Months Ended September 26, 2008	Nine Months Ended September 28, 2007
Net cash provided by operating activities	$709	$366

Cash flows from investing activities:
Capital expenditures	(212)	(237)
Proceeds from sale of property, plant and equipment and assets held for sale	282	—
Sales and purchases of short-term investments, net	(53)	33
Payments for acquisition of businesses, net of cash acquired	(94)	—
Proceeds from sale of businesses and investments	26	—
Payments for purchase licenses and other assets	(53)	(59)
Other	(10)	17

Net cash used for investing activities	(114)	(246)

Cash flows from financing activities:
Payments for long-term debt, capital lease obligations and notes payable	(107)	(31)
Other	—	(2)

Net cash used for financing activities	(107)	(33)

Effect of exchange rate changes on cash and cash equivalents	8	8

Net increase in cash and cash equivalents	496	95
Cash and cash equivalents, beginning of period	206	177

Cash and cash equivalents, end of period	$702	$272

See accompanying notes.

Freescale Semiconductor Inc. and Subsidiaries

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

At the close of the Merger, Freescale became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), substantially all of which is owned by Parent. All six of these companies were formed for the purpose of facilitating the Merger and are collectively referred to as the “Parent Companies.” Subsequent to the closing of the Merger, we issued approximately 1,000 shares of our common stock, par value $0.01 to Holdings V in exchange for a contribution of approximately $7.1 billion. Freescale and its subsidiaries may be referred to as the “Company,” “we,” “us” or “our” as the context requires.

Our unaudited condensed consolidated financial statements include all direct and indirect wholly owned subsidiaries and a variable interest entity of which Freescale is the primary beneficiary. We consolidate the financial results of Freescale Semiconductor EME&A SA (“SBE”). The SBE was established to provide sales and distribution services to our European external customers from one centralized location. Freescale and Providence Holdings Hungary Kft (“Freescale Hungary”) each own a 50% interest in the SBE, with Freescale Hungary being the minority interest holder.

The accompanying unaudited condensed consolidated financial statements as of September 26, 2008 and for the three and nine months ended September 26, 2008 and September 28, 2007 are unaudited, with the December 31, 2007 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 26, 2008 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 26, 2008 are not necessarily indicative of the operating results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2007 Annual Report on Form 10-K. See “Significant Accounting Policies and Critical Estimates” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2) Other Financial Data

Statements of Operations Supplemental Information

Other Expense, Net

The following table displays the amounts comprising other expense, net in the accompanying unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Interest expense	$(177)	$(207)	$(530)	$(621)
Interest income	8	11	27	38

Interest expense, net	(169)	(196)	(503)	(583)

Other, net	(4)	2	(6)	3

Other expense, net	$(173)	$(194)	$(509)	$(580)

Cash paid for interest was $45 million and $412 million for the three and nine months ended September 26, 2008, respectively, and $78 million and $503 million for the three and nine months ended September 28, 2007, respectively.

During the first nine months of 2008, we recorded a $16 million pre-tax gain, net as a reduction to interest expense in connection with the repurchase of $67 million of our Senior Subordinated Notes, $10 million of our Fixed Rate Notes and $8 million of our Floating Rate Notes. (“Senior Subordinated Notes,” “Fixed Rate Notes” and “Floating Rate Notes” are each defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007).

During the first nine months of 2008, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”) we recognized a $11 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was offset by a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method.

Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net loss	$(3,497)	$(261)	$(3,926)	$(1,088)
Net change in fair value on derivative contracts	(2)	(6)	6	(7)
Net change in cumulative translation adjustments	1	15	3	20

Total comprehensive loss	$(3,498)	$(252)	$(3,917)	$(1,075)

During the first nine months of 2008, in accordance SFAS No. 133, we reclassified a $25 million pre-tax loss from accumulated other comprehensive earnings to other, net in connection with the realization of the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge.

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

Balance Sheets Supplemental Information

Inventory

Inventory consisted of the following:

	September 26, 2008	December 31, 2007
Work in process and raw materials	$508	$527
Finished goods	210	252

	$718	$779

We recognized $7 million and $416 million in cost of sales related to purchase accounting adjustments to inventory in the first nine months of 2008 and 2007, respectively. See discussion on “Goodwill and Intangibles” included in this Note.

In the third quarter of 2008, we recorded a $41 million non-cash charge for inventory reserves in connection with the termination of our amended and extended arrangement with Motorola, which was executed in the first quarter of 2008 (“Q1 2008 Motorola Agreement”). This charge was entirely offset by a portion of the consideration received in connection with the termination of the Q1 2008 Motorola Agreement. See Note 7 for further discussion of the circumstances surrounding the termination of this agreement.

Property, Plant and Equipment, Net

Depreciation expense was $178 million and $529 million for the three and nine months ended September 26, 2008, and $198 million and $564 million for the three and nine months ended September 28, 2007, respectively. Accumulated depreciation was $1,208 million and $688 million at September 26, 2008 and December 31, 2007, respectively.

During the first nine months of 2008, Freescale sold assets located at its 300-millimeter wafer fabrication facility in Crolles, France, in connection with the termination of its strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007. These assets were classified as held for sale as of December 31, 2007.

Goodwill and Intangible Assets

Goodwill and amortized intangible assets were composed of the following:

	September 26, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$2,695	$—	$5,330	$—
Developed technology / purchased licenses	3,972	1,849	4,006	1,160
Customer relationships	388	351	1,084	236
Trademarks & tradenames	252	47	252	28

	$7,307	$2,247	$10,672	$1,424

During the third quarter of 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in market capitalization of the public companies in our peer group, our intent to pursue strategic alternatives for our cellular handset product group and the potential impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and our developed technology / purchased licenses, customer relationship, and trademark / tradename intangible assets. The goodwill, developed technology / purchased licenses, customer relationships, and trademarks / tradenames were established in purchase accounting at the completion of the Merger in December 2006.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the aforementioned impairment indicators, we updated the first step of our goodwill impairment test in the third quarter of 2008. The determination of fair value used in the impairment evaluation is based on a combination of the income approach, utilizing the discounted cash flow method, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. We determined that our carrying value exceeded our fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. As of the date of the filing of this Form 10-Q for the quarter ended September 26, 2008, we estimate that the implied fair value of our goodwill is less than its carrying value by approximately $2,627 million, which has been recorded as a goodwill impairment charge in the third quarter of 2008. This charge is an estimate based on the results of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we have not yet finalized our allocation of fair value as of September 26, 2008 with regard to property, plant, and equipment, deferred taxes and other items. The Company will finalize and include any associated adjustments to the goodwill impairment charge in the fourth quarter of 2008.

As a result of the aforementioned impairment indicators and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we performed an analysis utilizing discounted future cash flows related to the specific amortized intangible assets to determine the fair value of each of our intangible asset groups (developed technology / purchased licenses, customer relationships, and trademarks / tradenames). Prior to a business reorganization of Freescale resulting in a change of the overall operating structure of our Company in the fourth quarter of 2007, we operated and accounted for our results under three reportable segments, and as such our intangible assets were included within those reportable segments. Upon concluding the net book value related to customer relationships and developed technology / purchased licenses intangible assets exceeded the future undiscounted cash flows and fair value attributable to such intangible assets, we recorded impairment charges of $696 million and $45 million related to our customer relationships and developed technology / purchased licenses intangible assets, respectively.

Aquisitions

We acquired SigmaTel, Inc. (“SigmaTel”) on April 30, 2008 for cash consideration of $115 million, including $5 million of direct acquisition costs. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal ICs for the consumer electronics market. In accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values as of April 30, 2008. Included in the acquisition date tangible assets were $21 million in cash and cash equivalents and $32 million in auction rate securities. The auction rate securities are included in other assets, net. Approximately $3 million of the acquisition date purchase price was allocated to in-process research and development. This amount was recognized as research and development expense upon the closing of the acquisition. During the first nine months of 2008, we also recorded a $7 million charge to cost of sales related to purchase accounting adjustments to inventory. Included in the original allocation of the purchase price was $6 million of intangible assets. There was no goodwill associated with the acquisition of SigmaTel. In the third quarter of 2008, Freescale sold $16 million of assets associated with SigmaTel’s business that designed and sold integrated circuits to the printer market. These assets were classified as held-for-sale as of June 27, 2008. In addition, concurrent with the finalization of the purchase price allocation in the third quarter of 2008, we eliminated the $6 million of intangible assets and reduced the in-process research and development charge by $1 million.

(3) Risk Management

Foreign Currency Risk

As discussed in Note 2, we changed the functional currency for certain foreign operations to the U.S. dollar effective January 1, 2008. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in income for the period in which the exchange rates changed.

At September 26, 2008 and December 31, 2007, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $259 million and $561 million, respectively, which are accounted for at fair value. The notional amount of our foreign currency hedges decreased as a result of the change in functional currency for certain foreign operations to the U.S. dollar. The fair value of the forward contracts was a net unrealized loss of less than $1 million and a net unrealized gain of $10 million at September 26, 2008 and December 31, 2007, respectively. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	September 26, 2008	December 31, 2007
Euro	$97	$(18)
Malaysian Ringgit	$49	$53
British Pound	$21	$19
Indian Rupee	$10	$—
Singapore Dollar	$16	$—
Japanese Yen	$(32)	$17
Danish Kroner	$—	$(415)

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In 2006 and 2007, we entered into interest rate swap agreements with a notional amount of $900 million to hedge a portion of our $3,931 million floating rate debt. These interest rate swaps expire on December 1, 2009. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty a stream of fixed interest payments at an average rate of 4.78%, and in turn, receive variable interest payments based on 3-month LIBOR ( 2.81% at September 26, 2008) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in interest expense. We elected to switch from 3-month LIBOR to 1-month LIBOR on our Term Loan (as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007). This was done in order to realize interest payment savings due to decreasing interest rates. As a result of making this election on the Term Loan, these interest rate swaps no longer qualify as a cash flow hedge. Therefore, in the first nine months of 2008, we recognized a $25 million pre-tax loss in other expense, net in the accompanying unaudited Condensed Consolidated Statements of Operations. In accordance with SFAS No. 133, the loss realized upon an instrument’s de-designation as a cash flow hedge represents the cumulative ineffective portion of the interest rate swaps and change in fair value from the date of de-designation.

The remaining effective portion of the interest rate swaps at September 26, 2008 is approximately $6 million, net of tax, and is included in accumulated other comprehensive loss. This unrealized loss is exclusive of the aforementioned $25 million pre-tax loss on the ineffective portion of the interest rate swaps recorded in the first nine months of 2008. This amount will be recognized as other expense through December 2009. If certain terms of the Term Loan change, if the Term Loan is extinguished or if the interest rate swap agreements are terminated prior to maturity, this amount may be recognized sooner in other, net in the Consolidated Statement of Operations.

During the first nine months of 2008, we entered into two interest rate swaps, each with a notional amount of $100 million, respectively. These swaps are effective from December 1, 2009 through December 1, 2012. As they do not meet the requirements of a cash flow hedge, all related gains and losses will be recognized in other, net in the Consolidated Statement of Operations.

The fair value of all of our interest rate swaps is an obligation of approximately $14 million at September 26, 2008 and is included in other liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet. The fair values of our interest rate swaps were estimated based on the yield curve at September 26, 2008 and represent their carrying values and accrued interest.

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

Class B Interests

During the first nine months of 2008, approximately 81,000 Class B Interests became vested upon entering into a separation agreement with our former Chief Executive Officer, and concurrently, approximately 53,000 Class B Interests were forfeited. In accordance with this vesting, we recorded accelerated amortization of approximately $17 million as a reorganization charge in our unaudited Condensed Consolidated Statement of Operations for the first nine months of 2008.

During the first nine months of 2008, our Parent granted our current Chief Executive Officer a 1.2472% Class B-2008 Series Interest, as defined in the Amended and Restated Agreement of Exempted Limited Partnership of the Parent, dated as of February 11, 2008 (“Amended LP Agreement”), which provide the holder an interest in our Parent and entitle the holder to 1.2472% of all distributions in excess of the Partnership 2008 Book Value (as defined in the Amended LP Agreement). The Class B-2008 Series LP Interest was granted to our Chief Executive Officer on April 7, 2008. However, the grant date for financial reporting is March 17, 2008, as we had a mutual understanding of the terms and conditions of the award and he met the definition of an employee on that date. The Class B-2008 Series Interest vests 25% on each of the first, second, third and fourth anniversaries of the date of the grant. The Class B-2008 Series Interest is subject to the terms, conditions and restrictions of the Amended LP Agreement and the Investors Agreement dated December 1, 2006, as amended.

During the third quarter of 2008, approximately one thousand Class B Interests became vested upon the separation of an executive, and concurrently, approximately four thousand Class B Interests were forfeited. Another three executives separated from the Company in the third quarter, thereby forfeiting an additional forty-five thousand Class B Interests.

At September 26, 2008, we had approximately $80 million in unamortized expense related to Class B and Class B-2008 Series Interests, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years.

The fair value of the Class B-2008 Series Interests was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Three and Nine Months Ended September 26, 2008
Weighted average grant date fair value per unit	$39.00
Weighted average assumptions used:
Expected volatility	57.0%
Expected lives (in years)	5.0
Risk free interest rate	2.6%
Expected dividend yield	—%

Restricted Stock Units

As of September 26, 2008, we had approximately $26 million in unamortized expense related to restricted stock units (“RSUs”), net of expected forfeitures, which are being amortized on a straight-line basis over a period of three to four years.

A summary of changes in RSUs outstanding during the nine months ended September 26, 2008 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2008	1,245
Granted	4,867
Vested	(291)
Terminated, cancelled or expired	(411)

Non-vested RSU balance at September 26, 2008	5,410

On April 7, 2008, we granted 4.9 million RSUs to certain executives of the Company. Included in this grant were 2.1 million RSUs granted to our new Chief Executive Officer. However, in accordance with the provisions of SFAS No. 123(R), for financial reporting purposes, the date of our Chief Executive Officer’s grant is March 17, 2008, as we had a mutual understanding of the terms and conditions of the award and he met the definition of an employee on that date.

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

Our total stock and equity-based compensation expense is presented below:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Cost of sales	$1	$2	$2	$4
Selling, general and administrative	12	9	34	29
Research and development	1	1	3	4
Reorganization of businesses and other	—	—	17	—

Total	$14	$12	$56	$37

(5) Income Taxes

Income taxes for the interim periods presented herein have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of September 26, 2008, the estimated annual effective tax rate for 2008 is a benefit of 35%. The estimated annual effective tax rate of 35% excludes the tax effect associated with the goodwill and intangible asset impairment charges. The goodwill impairment charge produces no income tax benefit. Although a tax benefit associated with the intangible asset impairment charge was recognized, this benefit was entirely offset by the projected impact of this discrete item which required a valuation allowance for domestic net deferred tax assets. The estimated annual effective tax rate of 35% also excludes tax expense of $22 million recorded for discrete events that occurred during the first nine months of 2008. These discrete events resulted from foreign tax rate changes, tax audit settlements, an increase in the valuation allowance associated with certain of our foreign deferred tax assets, and interest expense associated with tax reserves.

(6) Commitments and Contingencies

Commitments

We have product purchase commitments associated with strategic manufacturing relationships that include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $114 million as of September 26, 2008, compared to $76 million as of December 31, 2007.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which our operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement entered into in connection with our spin-off from Motorola, Freescale has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against Freescale. We accrue costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis. Due to the uncertain nature of these contingencies, the actual costs that will be incurred could materially differ from the amounts accrued.

Litigation

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. Those motions are currently pending before the District Court. On February 22, 2008, the United States Court of Appeals for the Seventh Circuit agreed to hear Motorola’s interlocutory appeal of the District Court’s order certifying the class. This hearing occurred on October 23, 2008, and the parties are awaiting the decision. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. We continue to assess the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 18, 2008 LSI Corporation (“LSI”) and Agere Systems, Inc. (“Agere”) filed a complaint against Freescale and 17 other corporations in the ITC requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes an Agere patent. LSI filed a parallel lawsuit in the United States District Court for the Eastern District of Texas on the same day against the same parties claiming an unspecified amount of monetary damage as compensation for the defendants’ alleged infringement of the same patent. LSI asserts that its patent covers tungsten metallization technology, which is allegedly used in FSL Inc.’s chip manufacturing process. These actions and all related litigation, including litigation initiated by Freescale, have been settled between LSI/Agere and Freescale with no impact on our consolidated financial position, results of operations, or cash flow.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of September 26, 2008, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of September 26, 2008, we have accrued $4 million related to known estimated indemnification obligations, and we believe there are no obligations that would result in material payments for any unknown matters.

(7) Reorganization of Businesses, Contract Settlement, and Other

We have entered into plans to reduce our workforce, discontinue product lines, exit or refocus our business strategies and consolidate manufacturing and administrative operations in an effort to improve our operational effectiveness, reduce costs or simplify our product portfolio. At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Motorola Arrangements and Cellular Strategy

On October 2, 2008, we announced plans to sharpen the Company’s strategic focus on growth markets and our key market leadership positions. In support of this targeted approach, we are evaluating strategic options for our cellular handset product group. In September 2008, we updated our arrangement with Motorola, our largest cellular product customer. We had previously entered into the Q1 2008 Motorola Agreement whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the term of the arrangement beginning in the first quarter of 2008. In the third quarter of 2008, the Q1 2008 Motorola Agreement was terminated.

In the updated arrangement, Motorola agreed to provide certain consideration in exchange for eliminating its remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). We recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all remaining previously deferred revenue recorded under the Q1 2008 Motorola Agreement. As a result of these updated arrangements, we expect our cellular handset revenues and our total operating earnings to significantly decrease beginning in the fourth quarter of 2008.

This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement. As of September 26, 2008, no amounts associated with this charge have been paid.

Asset Impairment Charges

During the third quarter of 2008, we recorded $19 million of non-cash impairment charges, including an $18 million charge related to certain research and development assets and a $1 million charge related to certain other assets classified as held-for-sale as of September 26, 2008. During the first nine months of 2008, we also recorded an $8 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of September 26, 2008.

Chief Executive Leadership Transition

During the first nine months of 2008, $26 million was recorded in reorganization of businesses, contract settlement, and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recorded an additional $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the hiring of Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

Third Quarter 2008 Reorganization of Business Program

During the third quarter of 2008, we announced plans to restructure our participation in a jointly-funded research alliance, discontinue manufacturing operations at our East Kilbride, Scotland facility by June 2009 and to consolidate logistical and certain administrative operations. These actions enable us to streamline our global organization and reduce costs. These charges also include severance payments and accruals for claims related to separation benefits for certain executive officers. The following table displays a roll-forward from January 1, 2008 to September 26, 2008 of the employee separation accruals and exit and other costs established related to the third quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at September 26, 2008
Employee Separation Costs
Supply chain	$—	$46	$—	$—	$46
Selling, general and administrative	—	9	—	3	6
Research and development	—	1	—	—	1

Total	$—	$56	$—	$3	$53

Related headcount	—	960	—	—	960

Exit and Other Costs	$—	$43	$—	$2	$41

We expect to begin making payments to the affected employees in the fourth quarter of 2008 and expect to conclude making payments related to this program in the third quarter of 2009.

In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement and other in the third quarter of 2008 related to a strategic decision to restructure our participation in a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance. As of September 26, 2008, $2 million of this charge has been settled, and we expect to pay the remaining amount by the second quarter of 2009.

Second Quarter 2008 Reorganization of Business Program

During the second quarter of 2008, we initiated plans to consolidate supply chain and administrative operations in order to streamline our global organization and reduce costs. We accrued $21 million in severance costs associated with these actions in the second quarter of 2008. The following table displays a roll-forward from January 1, 2008 to September 26, 2008 of the employee separation accruals established related to the second quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at September 26, 2008
Employee Separation Costs
Supply chain	$—	$11	$—	$5	$6
Selling, general and administrative	—	3	—	—	3
Research and development	—	7	—	5	2

Total	$—	$21	$—	$10	$11

Related headcount	—	480	—	340	140

Exit and Other Costs	$—	$8	$—	$5	$3

During the nine months ended September 26, 2008, we separated 340 employees. The $10 million used reflects cash payments made to these separated employees through September 26, 2008. We will make additional payments to these separated employees and the remaining 140 employees through the first quarter of 2009. In addition to these employee separation costs, we also recorded $2 million and $6 million in exit and other costs related primarily to these actions in the third and second quarters of 2008, respectively. During the nine months ended September 26, 2008, we made cash payments of $5 million related to these exit costs and expect to conclude such payments in the first quarter of 2009.

Crolles Manufacturing and Research Alliance

During the first nine months of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recorded a benefit of $9 million for the grant in reorganization of businesses, contract settlement, and other related to the portion of the grant for assets sold during the first nine months of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to September 26, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	September 26, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	1	2	2
Research and development	1	—	1	—	—

Total	$14	$—	$2	$10	$2

Related headcount	100	—	30	70	—

During the nine months ended September 26, 2008, we separated 70 employees. The $10 million used reflects cash payments made to these separated employees through September 26, 2008. We will make additional payments to these separated employees through the end of the year. We reversed $2 million of the remaining accrual due to approximately 30 employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Merger Initiated Reorganization of Business Program

We accrued certain severance, relocation and exit costs in purchase accounting associated with various actions initiated in connection with the Merger. The actions included a research and development design center consolidation program, a redeployment of our sales and marketing resources and personnel decisions related to the 300-millimeter joint development agreement signed in December 2006. The following table displays a roll-forward of the accruals established for these actions from January 1, 2008 to September 26, 2008:

(in millions, except headcount)	Accruals at January 1, 2008	Adjustments	2008 Amounts Used	Accruals at September 26, 2008
Employee Separation Costs
Selling, general and administrative	$2	$2	$—	$—
Research and development	9	5	2	2

Total	$11	$7	$2	$2

Related headcount	50	—	50	—

Relocation and Exit Costs	$4	$—	$1	$3

During the nine months ended September 26, 2008, we separated the final 50 employees. The $3 million used reflects cash payments made to these separated employees and for exit costs through September 26, 2008. We reversed $7 million of the remaining accrual to goodwill due to efficiencies achieved through the execution of our research and development design center consolidation program and the redeployment of certain resources. This program will be concluded and the final payments made to the separated employees by December 31, 2008.

(8) Subsequent Event

On October 23, 2008, we drew approximately $460 million from our $750 million revolving credit facility (“Revolver”) under our $4,250,000,000 Credit Agreement, dated as of December 1, 2006, as amended. We made this proactive financial decision to further enhance our liquidity and cash position. This improves the Company’s financial flexibility as we continue to execute our business plans. The terms of the Credit Agreement require borrowings outstanding under the Revolver to be paid on or before December 1, 2012. A more detailed description of the Credit Agreement can be found in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Revolver includes a $60 million commitment from Lehman Commercial Paper, Inc. (“LCPI”) which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York on October 5, 2008. Our borrowing request made on October 20, 2008 was not honored by LCPI, and there can be no assurances that any future borrowing requests will be honored by LCPI.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 26, 2008 and September 28, 2007 should be read in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2007 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2007 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a decline of approximately 8 percentage points in our utilization rate since the three months ended September 28, 2007. We anticipate continued pressure on our utilization and gross margin in the near term due to the current macro-economic environment.

Trends in Our Business. Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see the “Risk Factors” section in Part I, Item 1A of our December 31, 2007 Annual Report on Form 10-K.

We have experienced continued pressure on revenues associated with the macro economic weakness, particularly in the automotive industry. In addition, the semiconductor industry is consolidating, and nowhere is this more evident than in the cellular handset market. The cellular handset growth rate has slowed, and the challenge to fund research and development and higher levels of integration is becoming increasingly costly.

On October 2, 2008, we announced plans to sharpen our strategic focus on growth markets and key market leadership positions. We also announced that we are exploring strategic options for our cellular handset business and intend to complete a sale, joint venture agreement or other transformation in the coming months. We also updated an arrangement with our customer, Motorola, on September 26, 2008, whereby Motorola agreed to provide certain consideration in exchange for us eliminating their remaining minimum purchase commitments. We expect our cellular handset product group revenues and our total operating earnings to significantly decrease beginning in the fourth quarter of 2008.

In light of our renewed focus on key market leadership positions and given general market conditions, we have initiated a series of restructuring actions in the fourth quarter of 2008 to streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, marketing and general and administrative functions. We currently expect to incur restructuring charges of approximately $175 million and to realize corresponding annualized cost savings in excess of $400 million by the end of 2009. These restructuring costs and savings are inclusive of the actions undertaken in the third quarter of 2008. See “Reorganization of Businesses, Contract Settlement, and Other” for further discussion.

During the third quarter of 2008, we made a strategic decision to restructure our participation in a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. See “Item 1A: Risk Factors” for further discussion.

We have also been impacted by the U.S. automotive market conditions where light vehicle production has declined in the first nine months of 2008. Light vehicle production by the Big 3 U.S. automakers has declined approximately 22% versus the prior year. We may continue to experience uncertainty and weaker demand with respect to the automotive industry.

Results of Operations for the Three Months Ended September 26, 2008 and September 28, 2007

	Three Months Ended (Unaudited)
(dollars in millions)	September 26, 2008	% of Net Sales	September 28, 2007	% of Net Sales
Orders	$1,341	95.2%	$1,366	94.5%

Net sales	$1,409	100.0%	$1,446	100.0%
Cost of sales	821	58.3%	869	60.1%

Gross margin	588	41.7%	577	39.9%
Selling, general and administrative	166	11.8%	163	11.3%
Research and development	293	20.8%	270	18.7%
Amortization expense for acquired intangible assets	272	19.3%	346	23.9%
Reorganization of businesses, contract settlement, and other	(139)	-9.9%	—	—%
Impairment of goodwill and intangible assets	3,368	239.0%	—	—%
Merger expenses	2	0.1%	—	—%

Operating loss	(3,374)	-239.4%	(202)	-14.0%
Other expense, net	(173)	-12.3%	(194)	-13.4%

Loss before income taxes and minority interest	(3,547)	-251.7%	(396)	-27.4%
Minority interest	16	1.1%	—	—%
Income tax benefit	(66)	-4.7%	(135)	-9.3%

Net loss	$(3,497)	-248.1%	$(261)	-18.1%

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

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

Our net sales and orders of approximately $1,409 million and $1,341 million in the third quarter of 2008 decreased 3% and 2%, respectively, compared to the third quarter of 2007. Lower net sales were driven by a decrease in microcontroller, analog and sensor product shipments due to decreasing production in the U.S. automotive industry, partially offset by higher radio frequency product shipments related to increased demand in Asian wireless infrastructure. Intellectual property revenue increased 1% as a percentage of net sales versus the prior year quarter. Distribution sales approximated 17% of our total net sales and were 5% higher compared to the third quarter of 2007. Distribution inventory was 12.4 weeks of net sales at September 26, 2008, compared to 11.8 weeks of net sales at December 31, 2007.

Net sales by product design group for the three months ended September 26, 2008 and September 28, 2007 were as follows:

(in millions)	Three Months Ended September 26, 2008	Three Months Ended September 28, 2007
Microcontroller Solutions	$408	$465
Cellular Products	344	349
Networking and Multimedia	307	281
RF, Analog and Sensors	261	256
Other	89	95

Total net sales	$1,409	$1,446

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales at approximately 29% and 32% of our total net sales in the third quarter of 2008 and 2007, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. The automotive end market accounted for 67% and 71% of Microcontroller Solutions’ net sales in the third quarter of 2008 and 2007, respectively. Microcontroller Solutions net sales declined by $57 million, or 12%, in the third quarter of 2008 compared to the prior year quarter due primarily to production cuts in the U.S. automotive market.

Cellular Products

Our cellular product line, which includes baseband processors and power management integrated circuits, represented 24% of our total net sales in both the third quarter of 2008 and 2007. Our primary target segment is the cellular communications device (cellular handset) market, with over 90% of Cellular Products sales attributable to Motorola in 2008 and 2007. Cellular Products net sales decreased by $5 million, or 1%, in the third quarter of 2008 compared to the prior year quarter.

In January 2008, we entered into an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations (“Q1 2008 Motorola Agreement”). We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). Because of this, we expect our cellular handset revenues and our total operating earnings to significantly decrease beginning in the fourth quarter of 2008. See “Trends in Our Business” and “Reorganization of Businesses, Contract Settlement, and Other” for further discussion.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 22% and 19% of our total net sales in the third quarter of 2008 and 2007, respectively. Our primary end markets for our networking and multimedia products are the wireless and wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales increased by $26 million, or 9%, in the third quarter of 2008 compared to the prior year quarter where we experienced a full quarter of revenue from SigmaTel, Inc. Excluding SigmaTel, our Networking and Multimedia product line revenue was relatively unchanged compared with the prior year quarter, as increased demand for set-top box products was offset by declines in multimedia products revenue.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 19% and 18% of our total net sales in the third quarter of 2008 and 2007, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and wireless infrastructure markets. The automotive end market accounted for 52% and 58% of Radio Frequency, Analog and Sensors’ sales in the third quarter of 2008 and 2007, respectively. Radio Frequency, Analog and Sensors net sales in the third quarter of 2008 increased by $5 million, or 2%, compared to the prior year quarter as a result of stronger sales in both GSM (Global Systems for Mobile Communications) and China TD-SCDMA wireless infrastructure markets, partially offset by production cuts in the U.S. automotive market.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 6% and 7% of our total net sales in the third quarter of 2008 and 2007, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property. Both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales decreased $6 million, or 6%, in the third quarter of 2008 attributable primarily to a decrease in product sales to other semiconductor companies, partially offset by an increase in intellectual property revenue compared to the third quarter of 2007.

Gross Margin

In the third quarter of 2008, our gross margin increased $11 million compared to the prior year quarter. As a percentage of net sales, gross margin was 41.7%, reflecting an improvement of 1.8 percentage points over the prior year quarter. Our gross margin benefited from lower costs associated with our foundry and assembly and test operations and our exit from the Crolles alliance in the fourth quarter of 2007, partially offset by increased manufacturing costs on new technology qualifications.

Selling, General and Administrative

Our selling, general and administrative expenses increased nominally in the third quarter of 2008. This was primarily the result of an increase in strategic sales support costs and legal expenses. These items were partially offset by focused cost-cutting initiatives, including reorganization programs initiated in the second quarter of 2007 and 2008. As a percent of our net sales, our selling, general and administrative expenses were slightly higher than the prior year quarter.

Research and Development

Our research and development expense in the third quarter of 2008 increased $23 million, or 9%, compared to the third quarter of 2007. This increase was driven by increased spending in specific strategic growth product areas including mobile computing in connection with the SigmaTel acquisition, as well as other investments in new product development. These charges were partially offset by a decrease in spending associated with our withdrawal from the research and manufacturing alliance in Crolles, France in the fourth quarter of 2007.

We also initiated reorganization programs in the second quarter of 2007 and 2008. The related cost savings were utilized for increased spending in specific product areas. As a percent of our net sales, our research and development expenses were slightly higher than the prior year quarter.

In the third quarter of 2008, we restructured our participation in a jointly-funded research alliance created to develop 300-millimeter technologies. We expect to generate $45 million to $50 million in annualized net cost savings in research and development expense resulting from the restructuring of the alliance agreement.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $74 million compared to the prior year quarter. The decrease was the result of a lower asset base following a non-cash impairment charge recorded against these assets in the fourth quarter of 2007.

Reorganization of Businesses, Contract Settlement, and Other

We recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all previously deferred revenue recorded under the Q1 2008 Motorola Agreement. This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

During the third quarter of 2008, we also recorded exit costs of $43 million in reorganization of businesses, contract settlement, and other related to a strategic decision to restructure our participation in a jointly-funded research alliance created to develop 300-millimeter technologies. In addition to these exit costs, we recorded $19 million of non-cash impairment charges in the third quarter of 2008 related to certain research and development assets.

We accrued $56 million in employee severance costs in connection with our plans to discontinue manufacturing operations at our East Kilbride, Scotland facility by June 2009 and to consolidate logistical and certain administrative operations in order to streamline our global organization and reduce costs. We expect this initiative to generate $65 million to $70 million in annualized net cost savings by the end of the fourth quarter of 2009.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group, our intent to pursue strategic alternatives for our cellular handset product group and the potential impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. These goodwill and intangible assets were established in purchase accounting at the completion of the Merger in December 2006. We recorded impairment charges of $2,627 million and $741 million associated with goodwill and intangible assets, respectively. The goodwill impairment charge is preliminary and represents our best estimate as of the end of the third quarter of 2008. We intend to finalize and record any associated adjustments to the goodwill impairment charge during the fourth quarter of 2008.

Merger Expenses

Merger expenses were $2 million in the third quarter of 2008 and consisted primarily of retention costs associated with the SigmaTel acquisition.

Other Expense, Net

Other expense, net decreased $21 million in the third quarter of 2008 compared to the third quarter of 2007. Net interest expense in the third quarter of 2008 included interest expense of $177 million partially offset by interest income of $8 million. Net interest expense in the third quarter of 2007 included interest expense of $207 million partially offset by interest income of $11 million. The $30 million decrease in interest expense over the prior year quarter was due to a $120 million year-to-date reduction in outstanding debt and lower interest rates on outstanding debt. The $3 million decrease in interest income over the prior year was due to lower investment interest rates partially offset by an approximate $600 million increase in funds available for investment as a result of the Q1 2008 Motorola Agreement and asset dispositions related to our exit from the Crolles alliance in the first half of 2008.

Minority Interest

Minority interest was $16 million in the third quarter of 2008 and represents Freescale Hungary’s proportionate share of the SBE’s earnings for the current quarter.

Income Tax Benefit

Our estimated annual effective tax rate is a benefit of 35% as of the end of the third quarter of 2008. The estimated annual effective tax rate of 35% also excludes the tax effect associated with the goodwill and intangible asset impairment charges. The goodwill impairment charge produces no income tax benefit. Although a tax benefit associated with the intangible asset impairment charge was recognized, this benefit was entirely offset by the projected impact of this discrete item which required a valuation allowance for domestic net deferred tax assets.

Results of Operations for the Nine Months Ended September 26, 2008 and September 28, 2007

	Nine Months Ended (Unaudited)
(dollars in millions)	September 26, 2008	% of Net Sales	September 28, 2007	% of Net Sales
Orders	$4,175	97.4%	$3,923	93.8%

Net sales	$4,286	100.0%	$4,183	100.0%
Cost of sales	2,474	57.7%	2,895	69.2%

Gross margin	1,812	42.3%	1,288	30.8%
Selling, general and administrative	507	11.8%	488	11.7%
Research and development	864	20.1%	846	20.2%
Amortization expense for acquired intangible assets	817	19.1%	1,037	24.8%
Reorganization of businesses, contract settlement, and other	(88)	-2.1%	38	0.9%
Impairment of goodwill and intangible assets	3,368	78.6%	—	0.9%
Merger expenses	7	0.2%	3	0.1%

Operating loss	(3,663)	-85.4%	(1,124)	-26.9%
Other expense, net	(509)	-11.9%	(580)	-13.8%

Loss before income taxes and minority interest	(4,172)	-97.3%	(1,704)	-40.7%
Minority interest	16	0.4%	—	—%
Income tax benefit	(262)	-6.1%	(616)	-14.7%

Net loss	$(3,926)	-91.6%	$(1,088)	-26.0%

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

Net Sales

Our net sales and orders of approximately $4,286 million and $4,175 million in the first nine months of 2008 increased 2% and 6%, respectively, compared to first nine months of 2007. Higher net sales were driven primarily by a 17% increase in Cellular Product net sales and 9% in Networking and Multimedia net sales partially offset by lower sales from microcontroller, analog and sensor product shipments related to lower production in the U.S. automotive industry. Intellectual property revenue declined as a percentage of net sales by 1% versus the prior year period. Distribution sales increased 3% compared to the first nine months of 2007.

Net sales by product design group for the nine months ended September 26, 2008 and September 28, 2007 were as follows:

(in millions)	Nine Months Ended September 26, 2008	Nine Months Ended September 28, 2007
Microcontroller Solutions	$1,326	$1,410
Cellular Products	999	856
Networking and Multimedia	888	818
RF, Analog and Sensors	800	788
Other	273	311

Total net sales	$4,286	$4,183

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 31% and 34% of our total net sales in the first nine months of 2008 and 2007, respectively. The automotive end market accounted for 67% and 70% of Microcontroller Solutions’ net sales in the first nine months of 2008 and 2007, respectively. Microcontroller Solutions net sales declined by $84 million, or 6%, in the first nine months of 2008 compared to the prior year period primarily due to production cuts in the U.S. automotive market partially offset by increased demand in the consumer and industrial markets purchased through our distribution channel.

Cellular Products

Our Cellular Products product line, which includes baseband processors and power management integrated circuits, represented 23% and 20% of our total net sales in the first nine months of 2008 and 2007, respectively. Our primary target segment is the cellular communications device (cellular handset) market, with over 90% of Cellular Products sales attributable to Motorola in 2008 and 2007. Cellular Products net sales increased by $143 million, or 17%, in the first nine months of 2008 compared to the prior year period as revenue was favorably benefited by the Q1 2008 Motorola Agreement.

In January 2008, we entered into the Q1 2008 Motorola Agreement and deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola by entering into the Q3 2008 Motorola Settlement Agreement whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments. Because of this, we expect our cellular handset revenues and our total operating earnings to significantly decrease beginning in the fourth quarter of 2008. See “Trends in Our Business” and “Reorganization of Businesses, Contract Settlement, and Other” for further discussion.

Networking and Multimedia

Our Networking and Multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 21% and 20% of our total net sales in the first nine months of 2008 and 2007, respectively. Networking and Multimedia net sales increased by $70 million, or 9%, in the first nine months of 2008 compared to the prior year period due to inclusion of revenue related to the SigmaTel acquisition. Excluding SigmaTel, our Networking and Multimedia product line revenue was relatively unchanged compared with the prior year period, as increased demand for set-top box products and communication processors were partially offset by declines in DSP product revenues.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 19% of our total net sales in the first nine months of 2008 and 2007. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and wireless infrastructure markets. The automotive end market accounted for 55% and 59% of Radio Frequency, Analog and Sensors’ sales in the first nine months of 2008 and 2007, respectively. Radio Frequency, Analog and Sensors net sales in the first nine months of 2008 increased by $12 million, or 2%, in the first nine months of 2008 compared to the prior year period as a result of stronger sales in both the analog consumer and the wireless infrastructure markets partially offset by lower demand as a result of weakening U.S. automotive vehicle production.

Other

Other declined by 1% of our total net sales in the first nine months of 2008 compared to the prior period. Other net sales decreased $38 million, or 12%, in the first nine months of 2008 attributable to both a decrease in intellectual property revenue and sales to other semiconductor companies compared to the first nine months of 2007.

Gross Margin

In the first nine months of 2008, our gross margin increased $524 million compared to the prior year period. As a percentage of net sales, gross margin was 42.3%, reflecting an improvement of 11.5 percentage points. This increase was primarily attributable to a $416 million purchase accounting charge to cost of sales in the first quarter of 2007 resulting from the step-up to fair value of our inventory at the Merger date. Our gross margin also benefited from lower costs associated with our foundry and assembly and test operations, our exit from the Crolles alliance in the fourth quarter of 2007 and increased Cellular Product net sales resulting from the Q1 2008 Motorola Agreement. Partially offsetting these items was a decrease in factory utilization and a $7 million increase in cost of sales resulting from the step-up to fair value of our inventory in connection with the SigmaTel acquisition.

Selling, General and Administrative

Our selling, general and administrative expenses increased $19 million, or 4%, in the first nine months of 2008 compared to the first nine months of 2007. This increase was primarily the result of an increase in strategic sales support costs and legal expenses. These items were partially offset by focused cost-cutting initiatives, including reorganization programs initiated in the second quarter of 2007 and 2008. As a percent of our net sales, our selling, general and administrative expenses remained consistent with the prior year period.

Research and Development

Our research and development expense in the nine months of 2008 increased $18 million, or 2%, compared to the first nine months of 2007. This increase was primarily due to increased spending in specific strategic growth product areas including mobile devices in connection with the SigmaTel acquisition. These increases in research and development spending were partially offset by savings from our withdrawal from the research and manufacturing alliance in Crolles, France in the fourth quarter of 2007 and those actions initiated in the second quarter of 2007 and 2008. As a percent of our net sales, our research and development expenses remained relatively consistent with the prior year period.

In the third quarter of 2008, we restructured our participation in a jointly-funded research alliance created to develop 300-millimeter technologies. We expect to generate $45 million to $50 million in annualized net cost savings in research and development expense from our restructuring of the alliance agreement.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $220 million compared to the first nine months of 2007. The decrease was the result of a lower asset base following a non-cash impairment charge recorded against these assets in the fourth quarter of 2007.

Reorganization of Businesses, Contract Settlement, and Other

During the first nine months of 2008, we recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of $187 million of previously deferred revenue recorded under the Q1 2008 Motorola Agreement. This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

We recorded exit costs of $43 million in reorganization of businesses, contract settlement, and other related to a strategic decision to terminate our participation in a jointly-funded research alliance created to develop 300-millimeter technologies. In addition to these exit costs, we recorded $27 million of non-cash impairment charges in the first nine months of 2008 related to certain research and development assets and our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of September 26, 2008.

In connection with our plans to consolidate manufacturing and administrative operations in order to streamline our global organization and reduce costs, we accrued $77 million in employee severance costs associated with these actions. We also incurred an additional $8 million in other exit costs related to these actions. We expect these initiatives to generate $100 million to $105 million in annualized net cost savings by the end of the fourth quarter of 2009.

As a result of a change in executive leadership in the first nine months of 2008, we recorded in reorganization of businesses, contract settlement, and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of Class B Interests in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the hiring of our current Chief Executive Officer.

Finally, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement, and other related to the portion of the grant for assets sold during the first nine months of 2008.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group, our intent to pursue strategic alternatives for our cellular handset product group and the potential impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. These goodwill and intangible assets were established in purchase accounting at the completion of the Merger in December 2006. We recorded impairment charges of $2,627 million and $741 million associated with goodwill and intangible assets, respectively. The goodwill impairment charge is preliminary and represents our best estimate as of the end of the third quarter of 2008. We intend to finalize and record any associated adjustments to the goodwill impairment charge during the fourth quarter of 2008.

Merger Expenses

Merger expenses were $7 million in the first nine months of 2008 and consist primarily of retention costs associated with the SigmaTel acquisition and accounting, legal and other professional fees.

Other Expense, Net

Other expense, net decreased $72 million in the first nine months of 2008 compared to the first nine months of 2007. Net interest expense in the first nine months of 2008 included interest expense of $530 million partially offset by interest income of $27 million. Net interest expense in the first nine months of 2007 included interest expense of $621 million partially offset by interest income of $38 million. The $91 million decrease in interest expense over the prior year period was due to (i) a $120 million reduction in outstanding debt, (ii) lower interest rates on outstanding debt and (iii) a $16 million pre-tax gain, net related to the repurchase of $67 million of our outstanding Senior Subordinated Notes, $10 million of our outstanding Fixed Rate Notes and $8 million of our Floating Rate Notes in the first nine months of 2008. (See “Liquidity and Capital Resources” for further discussion.) The $11 million decrease in interest income over the prior year was attributable to (i) a $2 million other-than-temporary impairment of one of our investments and (ii) lower investment interest rates, partially offset by an approximate $600 million increase in funds available for investment as a result of the amended and extended agreement with Motorola and asset dispositions related to our exit from the Crolles alliance in the first nine months of 2008.

In addition to the decrease in interest expense, net, we recognized an $11 million pre-tax loss in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was partially offset by a $12 million pre-tax gain that was recorded in other income related to the sale of one of our investments in the first quarter of 2008.

Minority Interest

Minority interest was $16 million in the first nine months of 2008 and represents Freescale Hungary’s proportionate share of the SBE’s earnings for the current year period.

Income Tax Benefit

Our estimated annual effective tax rate was a benefit of 35% as of the end of the first nine months of 2008. The estimated annual effective tax rate of 35% also excludes the tax effect associated with the goodwill and intangible asset impairment charges. The goodwill impairment charge produces no income tax benefit. Although a tax benefit associated with the intangible asset impairment charge was recognized, this benefit was entirely offset by the projected impact of this discrete item which required a valuation allowance for domestic net deferred tax assets. This estimated annual effective tax rate also excludes tax expense of $22 million recorded for discrete events during the first nine months of 2008. These discrete events resulted from foreign tax rate changes, tax audit settlements, an increase in the valuation allowance associated with certain of our foreign deferred tax assets, and interest expense associated with tax reserves.

Reorganization of Businesses, Contract Settlement, and Other

We have entered into plans to reduce our workforce, discontinue product lines, exit or refocus our business strategies and consolidate manufacturing and administrative operations in an effort to improve our operational effectiveness, reduce costs or simplify our product portfolio. At each reporting date, we evaluate our accruals for exit costs and employee separation costs, which consist primarily of termination benefits (principally severance and relocation payments), to ensure that our accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out our plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Motorola Arrangements and Cellular Strategy

On October 2, 2008, we announced plans to sharpen the Company’s strategic focus on growth markets and our key market leadership positions. In support of this targeted approach, we are evaluating strategic options for our cellular handset product group. In September 2008, we updated our arrangement with Motorola, our largest cellular product customer. We had previously entered into the Q1 2008 Motorola Agreement whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the term of the arrangement beginning in the first quarter of 2008. In the third quarter of 2008, the Q1 2008 Motorola Agreement was terminated.

In the updated arrangement, Motorola agreed to provide certain consideration in exchange for eliminating its remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). We recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all remaining previously deferred revenue recorded under the Q1 2008 Motorola Agreement. As a result of these updated arrangements, we expect our cellular handset revenues and our total operating earnings to significantly decrease beginning in the fourth quarter of 2008.

This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

Asset Impairment Charges

During the third quarter of 2008, we recorded $19 million of non-cash impairment charges, including an $18 million charge related to certain research and development assets and a $1 million charge related to certain other assets classified as held-for-sale as of September 26, 2008. During the first nine months of 2008, we also recorded an $8 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of September 26, 2008.

Chief Executive Leadership Transition

During the first nine months of 2008, $26 million was recorded in reorganization of businesses, contract settlement, and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recorded an additional $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the hiring of Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

Third Quarter 2008 Reorganization of Business Program

During the third quarter of 2008, we announced plans to restructure our participation in a jointly-funded research alliance, discontinue manufacturing operations at our East Kilbride, Scotland facility by June 2009 and to consolidate logistical and certain administrative operations. These actions enable us to streamline our global organization and reduce costs. These charges also include severance payments and accruals for claims related to separation benefits for certain executive officers. The following table displays a roll-forward from January 1, 2008 to September 26, 2008 of the employee separation accruals and exit and other costs established related to the third quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at September 26, 2008
Employee Separation Costs
Supply chain	$—	$46	$—	$—	$46
Selling, general and administrative	—	9	—	3	6
Research and development	—	1	—	—	1

Total	$—	$56	$—	$3	$53

Related headcount	—	960	—	—	960

Exit and Other Costs	$—	$43	$—	$2	$41

We expect to begin making payments to the affected employees in the fourth quarter of 2008 and expect to conclude making payments related to this program in the third quarter of 2009.

In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement and other in the third quarter of 2008 related to a strategic decision to restructure our participation in a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance. As of September 26, 2008, $2 million of this charge has been settled, and we expect to pay the remaining amount by the second quarter of 2009.

Second Quarter 2008 Reorganization of Business Program

During the second quarter of 2008, we initiated plans to consolidate supply chain and administrative operations in order to streamline our global organization and reduce costs. We accrued $21 million in severance costs associated with these actions in the second quarter of 2008. The following table displays a roll-forward from January 1, 2008 to September 26, 2008 of the employee separation accruals established related to the second quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at September 26, 2008
Employee Separation Costs
Supply chain	$—	$11	$—	$5	$6
Selling, general and administrative	—	3	—	—	3
Research and development	—	7	—	5	2

Total	$—	$21	$—	$10	$11

Related headcount	—	480	—	340	140

Exit and Other Costs	$—	$8	$—	$5	$3

During the nine months ended September 26, 2008, we separated 340 employees. The $10 million used reflects cash payments made to these separated employees through September 26, 2008. We will make additional payments to these separated employees and the remaining 140 employees through the first quarter of 2009. In addition to these employee separation costs, we also recorded $2 million and $6 million in exit and other costs related primarily to these actions in the third and second quarters of 2008, respectively. During the nine months ended September 26, 2008, we made cash payments of $5 million related to these exit costs and expect to conclude such payments in the first quarter of 2009.

Crolles Manufacturing and Research Alliance

During the first nine months of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recorded a benefit of $9 million for the grant in reorganization of businesses, contract settlement, and other related to the portion of the grant for assets sold during the first nine months of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to September 26, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	September 26, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	1	2	2
Research and development	1	—	1	—	—

Total	$14	$—	$2	$10	$2

Related headcount	100	—	30	70	—

During the nine months ended September 26, 2008, we separated 70 employees. The $10 million used reflects cash payments made to these separated employees through September 26, 2008. We will make additional payments to these separated employees through the end of the year. We reversed $2 million of the remaining accrual due to approximately 30 employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,301 million of cash and cash equivalents and short-term investments we held at September 26, 2008, $294 million was held by our U.S. subsidiaries and $1,007 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes required in foreign jurisdictions.

Operating Activities

We generated cash flow from operations of $709 million and $366 million for the first nine months of 2008 and 2007, respectively. The increase is primarily attributable to a decrease of $530 million (excluding the impairment of goodwill and intangible assets) in our net operating loss and the receipt of funds in connection with the Q1 2008 Motorola Agreement. Our days sales outstanding increased to 44 days at September 26, 2008 from 33 days at December 31, 2007 as a result of a greater percentage of the current quarter’s sales occurring closer to the end of the quarter. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) decreased to 85 days at September 26, 2008 from 87 days at December 31, 2007. Days purchases outstanding increased to 52 days at September 26, 2008 from 40 days at December 31, 2007 primarily due to fluctuations in the timing of payments at December 31, 2007.

Investing Activities

Our net cash used for investing activities was $114 million and $246 million for the first nine months of 2008 and 2007, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. Our capital expenditures were $212 million and $237 million for the first nine months of 2008 and 2007, respectively, and represented 5% and 6% of net sales, respectively.

The decrease in the cash used in our investing activities in the first nine months of 2008 versus the prior year period was primarily the result of the purchase of $53 million in short-term investments, $53 million in payments for other assets and the utilization of $94 million of cash in connection with the acquisition of SigmaTel in the second quarter of 2008. This was partially offset by proceeds from the sale of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007.

Financing Activities

Our net cash used for financing activities was $107 million and $33 million for the first nine months of 2008 and 2007, respectively. During the first nine months of 2008, we utilized $67 million to repurchase a portion of our outstanding Senior

Subordinated Notes, Fixed Rate Notes and Floating Rate Notes (all as defined in Note 4 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007), and $40 million to make additional long-term debt and capital lease payments. Cash used for financing activities during the first nine months of 2007 primarily consisted of long-term debt and capital lease payments.

During the first nine months of 2008, we repurchased $10 million of our outstanding Fixed Rate Notes, $67 million of our Senior Subordinated Notes and $8 million of our Floating Rate Notes. We used funds from our short-term investment portfolio for the purchase and early retirement of these notes at an $18 million discount.

During the third quarter of 2008, Lehman Commercial Paper, Inc. (“LCPI”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI is a counterparty to our revolving credit facility with a committed capacity of $750 million (“Revolver”). LCPI provides a commitment in the amount of $60 million of our Revolver, therefore, we have no assurances that future borrowing requests will be honored by LCPI.

At September 26, 2008, Freescale, Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a revolving credit facility with a committed capacity of $690 million, excluding the LCPI commitment (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. We may, subject to customary conditions, request an increase in the amount available under the Revolver of up to an additional $1 billion for a total commitment of up to $5.19 billion. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At September 26, 2008, $3,439 million was outstanding under the Term Loan, and there were no borrowings outstanding under the Revolver. We had $23 million in letters of credit outstanding under the Revolver at September 26, 2008.

The Term Loan and Revolver bear interest, at our option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan at September 26, 2008 was 2.49%. On February 14, 2007, we entered into an amendment to the $3.5 billion Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. We are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. We are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.

We had an aggregate principal amount of $5,865 million in senior notes outstanding at September 26, 2008, consisting of (i) $492 million of floating rate notes maturing in 2014 and bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 2.82% on September 26, 2008) plus 3.875% per annum (“Floating Rate Notes”), (ii) $1,500 million of 9.125% / 9.875% PIK-election notes maturing in 2014 (“Toggle Notes”), (iii) $2,340 million of 8.875% notes maturing in 2014 (“Fixed Rate Notes”), and (iv) $1,533 million of 10.125% senior subordinated notes maturing in 2016 (“Senior Subordinated Notes”). Relative to our overall indebtedness, the Floating Rate Notes, Toggle Notes and Fixed Rate Notes (together, the “Senior Notes,” and including the Senior Subordinated Notes, the “Notes”), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and Senior Notes.

In connection with the issuance of the Term Loan and Floating Rate Notes, we also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $900 million of the variable interest rate debt to fixed interest rate debt through December 1, 2009. We elected to switch from 3-month to 1-month LIBOR on our Term Loan in order to realize interest payment savings due to decreasing interest rates. As a result of making this election, interest rate swaps with a total notional amount of $900 million were no longer designated as a cash flow hedge. The Company reclassified a loss on these interest rate swaps of $16 million, net of tax, from accumulated other comprehensive loss into earnings in the first nine months of 2008. The unrealized loss represents the cumulative ineffective portion and change in fair value from the date of de-designation in the first nine months of 2008. The remaining effective portion of the interest rate swaps at September 26, 2008 is $6 million, net of tax, and continues to be accounted for in accumulated other comprehensive loss.

In addition, during the nine months of 2008, we entered into two additional interest rate swap agreements each with notional amounts of $100 million. Both of these swaps are effective from December 1, 2009 through December 1, 2012. Neither swap is designated as a cash flow hedge as defined in SFAS No. 133.

As of September 26, 2008, our current corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B+, B1 and B+, respectively.

The Credit Facility and Notes have restrictive covenants that limit our ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, we must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facility and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. We were in compliance with these covenants as of September 26, 2008.

Contractual Obligations

We have product purchase commitments associated with strategic manufacturing relationships which include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. Our commitment is $114 million as of September 26, 2008, compared to $76 million as of December 31, 2007.

Future Financing Activities

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. We believe that our cash, cash equivalents and short-term investments balance as of September 26, 2008 of approximately $1,301 million and cash flows from operations and asset dispositions will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. On October 23, 2008, we drew down $460 million, net of LCPI non-funding, from the Revolver. We made this proactive financial decision to further enhance our liquidity and cash position. This improves our financial flexibility as we continue to execute our business plans. This results in a remaining committed capacity available to us of $207 million under our Revolver, excluding the LCPI commitment and our outstanding letters of credit. Our ability to borrow under this Revolver is not restricted by any incurrence-based covenants, to the extent other covenants permit such borrowings.

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

As market conditions warrant, the Company and its major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. During the first nine months of 2008, we repurchased $10 million of our outstanding Fixed Rate Notes, $67 million of our Senior Subordinated Notes and $8 million of our Floating Rate Notes. We used funds from our short-term investment portfolio for the purchases and early retirement of debt at an $18 million discount.

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

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2007 Annual Report on Form 10-K. Other than the valuation of long-lived assets and inventory, no material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2007.

Valuation of Long-Lived Assets

We assess the impairment of investments and long-lived assets, which include goodwill, identifiable intangible assets, and property, plant and equipment (“PP&E”), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in the underlying business could adversely affect the fair value of the enterprise and intangible asset and PP&E asset groups. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) declines in stock price of an investment for a sustained period; (v) a decline in the valuation of semiconductor stocks; and (vi) our enterprise fair value relative to net book value.

Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our enterprise. The enterprise fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs for our business, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our underlying business. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations.

During the third quarter of 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group, our intent to pursue strategic alternatives for our cellular handset product group and the potential impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to goodwill and our intangible assets. We concluded that our enterprise net book value exceeded its fair value and that the net book value related to certain intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, for goodwill we performed a preliminary allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill as of September 26, 2008. We also performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets. As a result of these analyses we recorded impairment charges of $2,627 million and $741 million related to our goodwill and intangible assets, respectively, in the third quarter 2008. We will finalize the goodwill impairment charge in the fourth quarter of 2008.

During the first nine months of 2008, impairment charges of $27 million were included in reorganization of businesses, contract settlement, and other. These charges were related to certain research and development assets, our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of September 26, 2008, and certain other assets classified as held-for-sale as of September 26, 2008.

If actual future demand or market conditions are less favorable than those projected by management, additional impairment charges may be required.

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

In the third quarter of 2008, in connection with the termination of the Q1 2008 Motorola Settlement Agreement, we recorded a $41 million non-cash reserve charge on cellular product inventory. This charge was entirely offset by a portion of the consideration received in connection with the termination of the Q1 2008 Motorola Agreement. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

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

The fair value of our long-term debt approximates $7,015 million at September 26, 2008, which has been determined based upon quoted market prices; this compares to a net book value of $9,269 million as of the same date. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements was an obligation of $14 million at September 26, 2008. The fair value of our interest rate swaps was estimated based on the yield curve at September 26, 2008. A 10% decrease in market rates would increase the fair value of our long-term debt by $54 million and decrease the fair value of our interest rate swaps by $3 million.

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

At September 26, 2008, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $259 million. The fair value of these forward contracts was a net unrealized loss of less than $1 million at September 26, 2008. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	September 26, 2008
Euro	$97
Malaysian Ringgit	$49
British Pound	$21
Indian Rupee	$10
Singapore Dollar	$16
Japanese Yen	$(32)
Danish Kroner	$—

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $46 million as of September 26, 2008, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. Those motions are currently pending before the District Court. On February 22, 2008, the United States Court of Appeals for the Seventh Circuit agreed to hear Motorola’s interlocutory appeal of the District Court’s order certifying the class. The hearing occurred on October 23, 2008, and the parties are awaiting the decision. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that allegedly infringes two identified patents related to ball grid array packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to ball grid array (BGA) packaging technology. On February 26, 2008, the Administrative Law Judge in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 28, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. We continue to assess the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 18, 2008 LSI Corporation (“LSI”) and Agere Systems, Inc. (“Agere”) filed a complaint against Freescale and 17 other corporations in the ITC requesting the ITC to enter an injunction barring the importation of any product containing a device that infringes an Agere patent. LSI filed a parallel lawsuit in the United States District Court for the Eastern District of Texas on the same day against the same parties claiming an unspecified amount of monetary damage as compensation for the defendants’ alleged infringement of the same patent. LSI asserts that its patent covers tungsten metallization technology, which is allegedly used in FSL Inc.’s chip manufacturing process. These actions and all related litigation, including litigation initiated by Freescale, have been settled between Freescale and LSI/Agere and Freescale with no impact on our consolidated financial position, results of operations, or cash flow.

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

The risk factors below were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. They have been updated to include information as of September 26, 2008. For a description of other risk factors affecting our business and results of operations, refer to our December 31, 2007 Annual Report on Form 10-K for the year ended December 31, 2008.

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 56% of our net sales for the nine months ended September 26, 2008. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. For example, Motorola is our largest customer and it accounted for approximately 26% of our net sales for the nine months ended September 26, 2008 and over 90% of net sales of our Cellular Products. Motorola’s wireless handset sales decreased significantly compared to historical levels and it lost considerable market share since 2006. As a result, we experienced a significant reduction in sales of our Cellular Products to Motorola, which we anticipate to accelerate beginning in the fourth quarter of 2008.

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

The semiconductor industry is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In less favorable industry environments, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our fabrication plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. For example, we have experienced lower utilization rates of approximately 8 percentage points compared to the prior year period which resulted in lower margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins. This in turn could have a material negative impact on our business, financial condition and results of operations.

If we cannot maintain or develop alternative strategic relationships to utilize technologies and manufacturing processes, including 300 millimeter process technologies, or if our strategic relationships fail to meet their goals, our products may not be as competitive.

In the past, we have entered into strategic relationships to develop technologies and manufacturing processes. However, we have recently made a strategic decision to restructure our participation in a jointly-funded research alliance (among several semiconductor manufacturers which was formed to develop 300-millimeter technologies) to terminate future rights and obligations under the alliance. We plan to utilize future technologies through strategic relationships with third-party manufacturing partners. We may have to make additional investments or create relationships with new partners with whom we have no operating experience to manufacture 300 millimeter wafers based on future technologies or technologies developed. We may not be able to find a manufacturing partner on favorable economic terms, or at all. If any of our strategic relationships, including with respect to our 300 millimeter process technologies, do not accomplish our intended goals, including meeting our technological and manufacturing needs, it will reduce our return on investment and adversely impact the competitiveness of our products.

We have recorded significant reorganization of business and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

During the nine month ended September 26, 2008, we recorded restructuring and asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure in the amount of $179 million. We also recorded $3,368 million of total impairment charges in the third quarter of 2008 related to our goodwill and intangible assets. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur employee termination, exit costs and asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.

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

On October 30, 2008, we announced that we have initiated a series of restructuring actions to streamline our cost structure by reducing headcount in our supply chain, technology, marketing, and general and administrative functions. For further information, please see the discussion under “Trends in Our Business” on page 18. All of these restructuring actions are expected to result in future cash expenditures.

During the preparation of our condensed consolidated financial statements for the third quarter of 2008, we concluded that indicators of an impairment existed related to our goodwill and intangible assets. For further information, please see the discussion under “Impairment of Goodwill and Intangible Assets” on page 22. None of these impairment charges resulted in cash expenditures.

Item 6:	Exhibits.

Exhibit Number	Exhibit Title
10.1	Repurchase Letter Agreement, dated April 30, 2008, between Freescale Holdings, LP and Michel Mayer, incorporated by reference to the Freescale Semiconductor, Inc. Current Report on Form 8-K filed with the SEC on May 6, 2008.

10.2	Form of Employment Agreement, incorporated by reference to the Freescale Semiconductor, Inc. Current Report on Form 8-K, filed with the SEC on June 5, 2008.

31.1	Certification of Richard Beyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard Beyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: October 31, 2008	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer