Form 10-K/A
period 2007-12-31
FREESCALE SEMICONDUCTOR INC
filed 2009-02-05
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐.

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

Large Accelerated Filer ☐	Accelerated Filer	☐
Non-Accelerated Filer ☒ (Do not check is smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

There is no public trading market for the registrant’s common stock. As of January 30, 2009, there were 1,000 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Freescale Semiconductor, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 originally filed on March 13, 2008 (the “Annual Report”) for the purpose of revising its disclosure under “Item 9A. Controls and Procedures,” the complete text of which is contained herein, and filing updated certifications as exhibits to the Annual Report. Except for the amended disclosure contained herein and the exhibits attached hereto, this Amendment does not modify or update other disclosures in, or exhibits to, the Annual Report.

Item 9A:	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Amendment.

Management’s Report on Internal Control over Financial Reporting:

The Company became a new registrant on July 6, 2007. As a result, for 2007, the Company was not subject to the requirements of Section 404 of the Sarbanes-Oxley Act relating to management’s assessment of internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Notwithstanding, we have voluntarily adopted the requirements of Section 404 of the Sarbanes-Oxley Act relating to management’s assessment of internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Attestation Report of Independent Registered Public Accounting Firm:

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control over Financial Reporting:

No change in the Company’s internal control over financial reporting occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 15: Exhibits and Financial Statement Schedules

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 1350 Certification (Chief Executive Officer).

32.2	Section 1350 Certification (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

By:	/s/ Rich Beyer
Rich Beyer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

February 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rich Beyer Rich Beyer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 5, 2009

/s/ Alan Campbell	Chief Financial Officer (Principal Financial Officer)	February 5, 2009
Alan Campbell

/s/ Randy Hyzak	Chief Accounting Officer (Principal Accounting Officer)	February 5, 2009
Randy Hyzak

/s/ Daniel F. Akerson	Director	February 5, 2009
Daniel F. Akerson

/s/ Kevin R. Burns	Director	February 5, 2009
Kevin R. Burns

/s/ Thomas Lister	Director	February 5, 2009
Thomas Lister

/s/ John W. Marren	Director	February 5, 2009
John W. Marren

/s/ James A. Quella	Director	February 5, 2009
James A. Quella

/s/ Paul C. Schorr, IV	Director	February 5, 2009
Paul C. Schorr, IV

/s/ Peter Smitham	Director	February 5, 2009
Peter Smitham

/s/ Claudius E. Watts IV	Director	February 5, 2009
Claudius E. Watts IV