Form 10-K
period 2008-12-31
FREESCALE SEMICONDUCTOR INC
filed 2009-02-06
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Our Company

With over 50 years of operating history, Freescale is a leader in the design and manufacture of embedded processors. We are based in Austin, Texas and have design, research and development, manufacturing or sales operations in more than 28 countries. We generated $5.2 billion in revenue for the year ended December 31, 2008. During the second half of 2008, we experienced pressure on our revenues associated with the macroeconomic weakness, particularly in the automotive industry. We expect weaker demand in the automotive industry and in other of our end markets to persist, which will affect our revenue and profitability into 2009. As a result, we announced plans to sharpen our strategic focus on growth markets and key market leadership positions as well as intentions to explore strategic options for our cellular handset business, including completing a sale, joint venture agreement or other transformation in the coming months. We incurred a net loss of $7.9 billion during 2008, primarily related to impairment charges of $5.4 billion and $1.6 billion associated with our goodwill and intangible assets, respectively. These significant impairments were triggered by an updated supply arrangement with Motorola terminating future minimum purchase commitments, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses.

In each of the markets we serve, we offer families of embedded processors. In their simplest forms, embedded processors provide the basic intelligence for electronic devices and can be programmed to address specific applications or functions. Examples of our embedded processors include microcontrollers, digital signal, applications and communications processors.

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

On December 1, 2006, Freescale was acquired by a consortium of private equity funds. The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The acquisition was accomplished pursuant to the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Freescale became an indirect subsidiary of Freescale Semiconductor Holding, Ltd. (“Holdings I”), which in turn is a direct subsidiary of Freescale Holdings, L.P., a Cayman Islands limited partnership (“Parent”), an entity controlled by the Sponsors. Holdings I is a Bermuda exempted limited liability company and was organized in 2006. Additional information regarding Freescale can be found on our website at www.freescale.com. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference into this Annual Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Our Industry

Cyclicality of Semiconductor Industry and Current Business Conditions

        Historically, the relationship between supply and demand in the semiconductor industry has caused cyclicality in the market, characterized by technological change, product obsolescence, price erosion, evolving standards and fluctuations in product supply and demand. The industry has experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These downturns have had a negative impact on our profitability and cash flows.

Our business is highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand.

In 2008, we experienced significant declines in revenues and profitability associated with the macro economic weakness, particularly in the automotive industry. We expect to continue to experience weaker demand with respect to the automotive industry as well as with other of our end markets which will affect our revenue and profitability into 2009. Given the nature of the global macroeconomic weakness and its effects on our end markets, we are unable to precisely forecast when and if revenues and profitability will return to previous levels. In addition, the semiconductor industry is consolidating particularly in the cellular handset market where the growth rate has slowed, and the challenge to fund research and development and higher levels of integration is becoming increasingly costly. In light of these challenges, on October 2, 2008, we announced plans to sharpen our strategic focus on growth markets and key market leadership positions and that we were exploring strategic options for our cellular handset business in an effort to complete a sale, joint venture agreement or other transformation in the near term.

Semiconductor Overview

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

•

Process Technology. Semiconductors are manufactured by using different process technologies, which can be likened to “recipes.” The process technology utilized during manufacturing impacts a semiconductor’s performance for a given application. As semiconductor materials science has evolved, the minimum feature sizes in each new process technology continue to decrease. This reduces the size and, generally, unit cost of semiconductors made with the new process technology. Leading edge process technology today typically refers to a minimum feature size of 90 nanometers, which is currently in volume production. Volume production is also occurring at 65 nanometers with ongoing research into feature sizes down to 32 nanometers. Each new reduction in feature size generally takes 18 to 24 months to develop.

Customers, Sales and Marketing

We sell our products directly to original equipment manufacturers, original design manufacturers and contract manufacturers through our direct sales force. Our direct sales force is aligned by customer end markets in an effort to bring dedicated expertise and knowledge to our customers. We have over 60 sales offices located in 21 countries. We believe that it is important to have a large number of sales offices to closely align ourselves with the development efforts of our customers, as well as to be able to respond directly to customer requirements.

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

In addition, we are placing significant focus on various consumer market opportunities. We have created or are expanding into new product categories focused on the consumer market. These include passive optical networking products for broadband triple play services to the small office/home office space, the i.MX family of applications processor to manage complex processing requirements for portable consumer multimedia and computing devices, and our power management products to help digital still cameras, media players and converging multimedia devices maintain long battery life.

We generally target customers who are leaders in industries in which our products are used as well as companies that we believe will be future leaders in these industries. Historically, Motorola was our largest end customer, comprising approximately 24% and 26% of our net sales in 2007 and 2006, respectively. As a result of certain strategic initiatives announced in 2008 to exit the cellular handset business, and the cancellation of our purchase and supply agreement with Motorola, our cellular products sales to Motorola declined significantly in the fourth quarter of 2008. During 2008, Motorola represented 23% of our net sales; this amount declined to 8% in the fourth quarter of 2008. Although Motorola continues to be a customer in our networking and multimedia business, those revenues represent less than 10% of our total net sales in 2008. No other end customer represented more than 10% of our sales for the last three years. In 2008, 2007 and 2006, excluding Motorola, the next nine largest end customers comprised approximately 31%, 33% and 32% of our total net sales, respectively.

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

We participate in alliances or other arrangements with external partners in the area of process technology, design technology, manufacturing technology and materials development to reduce the cost of development and accelerate access to new technologies. We have several research projects with IMEC (Leuven, Belgium), and collaborative research programs with CEA-LETI (Grenoble, France) and CNRS-LAAS (Toulouse, France). We continually review our memberships in these technology research alliances and arrangements, and we may make changes from time to time. During the third quarter of 2008, we made a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance (among several semiconductor manufacturers which was formed to develop 300-millimeter technologies) to terminate future rights and obligations under the alliance. In addition, our jointly-funded alliance with STMicroelectronics and NXP (formerly Philips Semiconductors) in Crolles, France expired on December 31, 2007.

Our research and development locations include facilities in the United States, Canada, Brazil, China, Malaysia, India, Japan, Israel, Russia, Romania, the United Kingdom, France and Germany.

Manufacturing

Our goal is to provide cost competitive solutions through a balanced use of internal capabilities and external manufacturing. We currently manufacture a substantial portion of our products at our own facilities. However, as part of our asset-light strategy, we utilize a balance of internal and external manufacturing resources for standard CMOS processes and high-volume products. This is intended to allow us to maximize cash flow and minimize the risk associated with market fluctuations. We have relationships with several wafer foundries and assembly and test subcontractors to meet our external sourcing needs. In addition, through agreements, we have access to external foundry manufacturing capacity for other advanced technologies such as 300-millimeter technologies. Our jointly-funded alliance with STMicroelectronics and NXP for 300 millimeter wafer fabrication in Crolles, France terminated on December 31, 2007.

Based on total units produced in 2008, approximately 20% of our front-end manufacturing was outsourced to wafer foundries. This percentage may change as our business and our product mix changes. We outsourced approximately 48% of our back-end manufacturing to assembly and test contractors, based on total units produced in 2008. We are currently in-sourcing selected assembly and test technologies in an effort to increase our gross margin and decrease the percentage of outsourced back-end manufacturing.

We own and operate eight manufacturing facilities, of which six are wafer fabrication facilities and the remaining two are assembly and test facilities. These facilities are certified to the ISO-9000/14001 international quality standards, as well as the TS16949 standard for the automotive industry. The following table describes our manufacturing facilities:

Name & Location	Representative Products	Technologies Employed

WAFER FABS

East Kilbride, Scotland (1)	Flash microcontrollers Power management Radio frequency LDMOS transistors Mixed-signal devices	150 mm wafers CMOS, embedded non-volatile memory (NVM), 0.5 micron

Toulouse, France	Power management Motor controllers Power semiconductors	150 mm wafers Power CMOS 0.5 micron

Sendai, Japan	Microcontrollers Sensors	150 mm wafers CMOS, embedded NVM, MEMs 0.5 micron

Oak Hill, Austin, Texas	Radio frequency transceivers Radio frequency amplifiers Power management Sensors Radio frequency LDMOS	200 mm wafers CMOS, BiCMOS silicon germanium Power CMOS 0.25 micron

Chandler, Arizona	Microcontrollers Power management Embedded processors	200 mm wafers CMOS, embedded NVM, power CMOS 0.18 micron

ATMC, Austin, Texas	Communications processors Host processors Applications processors Embedded processors	200 mm wafers Advanced CMOS, system-on-a-chip 90 nm

ASSEMBLY & TEST

Kuala Lumpur, Malaysia	Communications processors Host processors Microcontrollers Power management Analog and mixed-signal devices Radio frequency devices

Tianjin, China	Communications processors Microcontrollers Power management Analog and mixed-signal devices

(1)	This manufacturing facility is scheduled to close in May 2009.

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

We compete in our different product lines primarily on the basis of price, technology offered, product features, warranty, quality and availability of service, time-to-market and reputation. Our ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. New products represent the most significant opportunity to overcome the increased competition and pricing pressure inherent in the semiconductor industry.

Our primary competitors are other integrated device manufacturers, such as Infineon Technologies AG, Intel Corporation, Renesas Technology Corporation, STMicroelectronics, Microchip Technology Incorporated, Broadcom Corp., National Semiconductor Corporation, Analog Devices Incorporated, Cavium Networks, Inc. and Texas Instruments Incorporated.

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

In 2008, we announced plans to exit the cellular handset business. The discussion that follows presents our product portfolio and sales and market strategy as it relates to our three remaining major product design groups.

Microcontroller Solutions

Overview

Microcontroller Solutions product offerings include the key components of embedded control systems. These components include embedded processors, specifically microcontrollers and embedded microprocessors. We provide comprehensive product offerings, including development tools, application support, training, documentation and platforms.

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

Market Opportunity

Microcontroller Solutions addresses the markets for microcontrollers as well as portions of the embedded microprocessor market. Automotive, industrial, consumer and computer peripherals are the primary application areas for Microcontroller Solutions’ products.

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

•

Application Processors. Our application processors are used in a variety of devices such as portable media players and computing devices, personal video and navigation devices, cellular phones and in-car infotainment. Application processors provide the necessary processing required to enable high-level operating systems and rich multimedia functionality, such as the encoding, decoding and display of audio, video and image content.

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

Backlog

Our backlog was $0.7 billion at December 31, 2008 compared to $1.1 billion at December 31, 2007. Orders are placed by customers for delivery for up to as much as 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks’ requirements are reported. An order is removed from the backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised in response to changes in customer needs. Typically, agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, we believe that most of our order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

Environmental Matters

For a discussion of the material effects of compliance with environmental laws, please see “Item 3. Environmental Matters.”

Employees

As of December 31, 2008 we employed approximately 22,900 full-time employees. None of our U.S. employees are represented by labor unions. A portion of our non-U.S. employees are represented by labor unions or work councils. We consider relations with our employees to be satisfactory.

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

Risks Related to Our Business

The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.

As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The continuing disruption in the credit markets has severely restricted access to capital. As a result, the ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due is significantly constrained. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

The loss of one or more of our significant customers or a decline in demand from one or more of these customers could have a material negative impact on net sales.

Historically, we have relied on a limited number of customers for a substantial portion of our total sales. Our ten largest end customers accounted for approximately 53% of our net sales in 2008. As a result, the loss of or a reduction in demand from one or more of these customers, either as a result of industry conditions or specific events relating to a particular customer, could have a material negative impact on net sales. For example, Motorola is our largest customer and it accounted for approximately 23% of our net sales in 2008 and over 90% of net sales of our Cellular Products. Motorola’s wireless handset sales decreased significantly compared to historical levels and it has lost considerable market share since 2006. As a result, we experienced a significant reduction in sales of our Cellular Products to Motorola, which only represented 8% of our sales in the fourth quarter of 2008. We expect the decline in sales of our Cellular Products to Motorola to continue to accelerate in 2009. On October 2, 2008, we announced that we were exploring strategic options for our cellular handset business in an effort to complete a sale, joint venture agreement or other transformation. In the third quarter of 2008, Motorola agreed to provide certain consideration in exchange for eliminating its remaining purchase commitments.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past, are currently experiencing these conditions and may experience such downturns in the future. We may not be able to manage these downturns which could have a material negative impact on our business, financial condition and results of operations.

In difficult market conditions, our high fixed costs combined with potentially lower revenues may negatively impact our results.

The semiconductor industry is characterized by high fixed costs and, notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult industry environments like the one we are currently experiencing, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our fabrication plants do not operate at full capacity and the costs associated with this excess capacity are charged directly to cost of sales. By the end of 2008, our utilization rate declined from 74% to 51%, or by 23 percentage points, compared to the end of 2007, which resulted in lower margins. The market conditions in the future may continue to adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product and technology introductions by competitors;

•	fluctuations in manufacturing yields;

•	availability and cost of products from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting therefrom or due to other causes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	the effects of adverse economic conditions in the United States and international markets, including the current crisis in global credit and financial markets;

•	the effectiveness of our efforts to refocus our operations and reduce our cost structure;

•	manufacturing, assembly and test capacity; and,

•	our ability to hire, retain and motivate key employees to meet the demands of our customers.

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

After winning a product design for one of our customers, we may still experience delays in generating revenue from our products as a result of the lengthy development and design cycle. In addition, a delay or cancellation of a customer’s plans could significantly and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, if our customers fail to successfully market and sell their equipment, it could have a material negative impact on our business, financial condition and results of operations as the demand for our products falls.

We have become dependent on third-party foundry relationships as part of our asset-light strategy. If our production or manufacturing capacity at one of these facilities is delayed, interrupted or eliminated, we may not be able to satisfy customer demand.

As part of our asset-light strategy, we have reduced the number of our owned manufacturing facilities. We continue to develop outsourcing arrangements for the manufacture and test and assembly of certain products and components. Based on total units produced, we outsourced approximately 20% of our wafer fabrication and approximately 48% of our assembly, packaging and testing in 2008. As a result, some of our products are manufactured outside of our own facilities, and we are relying on the utilization of third-party foundry manufacturing and assembly and test capacity. If production or manufacturing capacity is delayed, reduced or eliminated at one or more facilities, with fewer alternative facilities, manufacturing would be disrupted, we would have difficulties or delays in fulfilling our customer orders, and our sales could decline. In addition, if a third-party manufacturer fails to deliver quality products and components on time and at reasonable prices, we would have difficulties fulfilling our customer orders, and our sales could decline. As a result, our business, financial condition and results of operations could be adversely affected.

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

If we fail to keep pace with technological advances in our industry and associated manufacturing processes, or if we pursue technologies that do not become commercially accepted, our products may not be as competitive, our customers may not buy our products and our business, financial condition and results of operations may be adversely affected.

Technology and associated manufacturing processes are an important component of our business and growth strategy. Our success depends to a significant extent on the development, implementation and acceptance of new product designs and improvements. Commitments to develop new products must be made well in advance of any resulting sales. Technologies, standards or manufacturing processes may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products and related technologies to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness in our target markets. If we are unable to successfully develop new products, our revenues may decline and our business could be negatively impacted.

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

Growth in demand in the markets we serve has in the past and may in the future fluctuate significantly based on numerous factors, including:

•	capital spending levels of our networking customers;

•	consumer spending;

•	worldwide automotive production levels;

•	rate of adoption of new or alternative technologies;

•	changes in regulation of products and services provided; and

•	general economic conditions.

The rate, or extent to which, the industries we serve will grow, if at all, is uncertain. The industries we serve are currently experiencing a decline in general economic conditions, which could result in slower growth or a decline in demand for our products, which could have a material negative impact on our business, financial condition and results of operations.

Our automotive customer base is comprised largely of suppliers to U.S. and European automotive manufacturers. Light vehicle production by the Big 3 U.S. automakers has declined significantly in 2008. Shifts in demand away from U.S. and European automotive manufacturers or continued lower demand for U.S. and European automobiles could adversely affect our sales.

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

We depend heavily on our rights to protect our technology from infringement and to ensure that we have the ability to generate royalty and other licensing revenues. Revenues are generated from the license of patents and manufacturing technologies to third parties. Our intellectual property revenues were approximately 1%, 2% and 4% of our revenues during 2008, 2007 and 2006, respectively. Our future intellectual property revenues depend in part on the continued strength of our intellectual property portfolio and enforcement efforts, and on the sales and financial stability of our licensees. We rely primarily on patent, copyright, trademark and trade secret laws, as well as on nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies. In the past, we have found it necessary to engage in litigation with other companies to force those companies to execute revenue-bearing license agreements with us or prohibit their use of our intellectual property. Some of these proceedings did, and future proceedings may, require us to expend significant resources and to divert the efforts and attention of our management from our business operations. In connection with our intellectual property:

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

We sell our products throughout the world. In 2008, 75% of our products were sold in countries other than the United States. In addition, a majority of our operations and employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

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

A majority of our products are manufactured in Asia, primarily in China, Japan, Malaysia and Taiwan. Any conflict or uncertainty in these countries, including due to public health or safety concerns (such as Severe Acute Respiratory Syndrome or avian flu) or natural disasters (such as earthquakes), could have a material negative impact on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products made in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing partnerships which, in each case, could have a material negative impact on our business, financial condition and results of operations.

Our ability to meet customer demand depends, in part, on our production capacity, on obtaining supplies, a number of which are obtained from a single source, and on forecasting future demand; and a reduction or disruption in our production capacity or our supplies or an incorrect forecast could negatively impact our business.

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

We may engage in acquisitions, joint ventures and other transactions that may complement or expand our business. We may not be able to complete these transactions and, if executed, these transactions pose significant risks and could have a negative effect on our operations.

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

We make highly complex electronic components and, accordingly, there is a risk that defects may occur in any of our products. Such defects may damage our reputation and can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory, delays in, cancellations of, rescheduling or return of orders or shipments and loss of potential sales. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. If we release defective products into the market, our reputation could suffer and we could lose sales opportunities and become liable to pay damages. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers in excess of the amounts they pay us for our products, including consequential damages.

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

We depend on our senior executive officers and other key personnel to run our business and on technical experts to develop new products and technologies. In 2008, we experienced turnover in a majority of our senior management positions, including our Chief Executive Officer. Continued turnover in these positions or the loss of other key personnel could adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research and development activities successfully and develop marketable products. In the technology sector, the use of equity as incentive compensation is an important part of the compensation package for professionals. Although we maintain an incentive compensation plan, our equity is not publicly traded, which may have a negative impact on our ability to recruit and retain professionals. In addition, during periods of economic weakness, high exercise prices on our stock options may make incentive compensation ineffective.

We have recorded significant reorganization of business and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

In 2008, we recorded restructuring and asset impairment charges relating to our efforts to consolidate manufacturing operations and streamline our global organizational structure in the amount of $320 million. We also recorded $7.0 billion of impairment charges in the second half of 2008 related to our goodwill and intangible assets. Due to a combination of the constant and rapid change experienced in the semiconductor industry, we may incur employee termination, exit costs and asset impairment charges in the future and such charges may have a material negative impact on our business, financial condition and results of operations.

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

We rely on manufacturing capacity located in geologically unstable areas, which could affect the availability of supplies and services.

We, like many companies in the semiconductor industry, rely on internal manufacturing capacity, wafer fabrication foundries and other sub-contractors in geologically unstable locations around the world, This reliance involves risks associated with the impact of earthquakes onus and the semiconductor industry, including temporary loss of capacity, availability and cost of key raw materials, utilities and equipment and availability of key services, including transport of our products worldwide. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, natural disaster, unavailability of utilities or otherwise, would have a material adverse effect on our results of operations and financial condition.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We have incurred an operating loss since 2006, and we expect to incur an operating loss in 2009. We expect to make significant expenditures related to the development of our products, including research and development and sales and administrative expenses. Additionally, we may encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. As a result of these increased expenditures, we may have to generate and sustain substantially increased revenue to achieve profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

Risks Related to Indebtedness

We are highly leveraged. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

We are highly leveraged. As of December 31, 2008, our total indebtedness was approximately $9.8 billion. We also had an additional $207 million available for borrowing under the senior secured revolving credit facility and the option to increase the amount available under the term loan and revolving credit facility by up to an aggregate of $1 billion on an uncommitted basis. In addition, under the Senior PIK-Election Notes, we have elected and have the option to continue to pay interest in the form of PIK interest through December 15, 2011. In the event we make a PIK interest election in each period in which we are entitled to make such an election, our debt will increase by the amount of such interest.

During the fourth quarter of 2008, we elected to use the PIK interest feature for the interest period ending on June 15, 2009 as a prudent method to enhance liquidity in light of the dislocation in the current financial markets and the uncertainty as to when reasonable conditions will return. As a result, $6 million of accrued PIK interest associated with the Senior PIK-Election Notes was properly classified as long-term debt as of December 31, 2008. In addition, we drew down $460 million in the fourth quarter of 2008 under the senior secured revolving credit facility, net of non-funded commitments by Lehman Commercial Paper, Inc. On January 21, 2009, we drew down an additional $184 million under the senior secured revolving credit facility, leaving a remaining $23 million available for borrowing, net of $23 million of outstanding letters of credit and non-funded commitments by Lehman Commercial Paper, Inc.

This high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the indebtedness, therefore reducing our ability to use cash flow to fund operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates because certain of the borrowings, including borrowings under the senior secured credit facilities and the senior floating rate notes, are at variable rates of interest;

•

making it more difficult to satisfy obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our cash interest expense, net for the year ended December 31, 2008 was $677 million. At December 31, 2008, there was approximately $4,365 million aggregate principal amount of variable indebtedness under the senior floating rate notes and senior secured credit facility. A 1% increase in such rates would increase the annual interest expense by approximately $44 million.

Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets. We may not be able to consummate such dispositions, which could result in our inability to meet debt service obligations.

If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we could be forced into bankruptcy or liquidation.

Despite the high indebtedness level, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future. Although the agreements governing the indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $23 million which is available for borrowing under the revolving credit facility, we have the option to increase the amount available under the term loan and revolving credit facilities by up to an aggregate of $1 billion on an uncommitted basis. In addition, under the Senior PIK-Election Notes, we have elected and have the option to continue to pay interest in the form of PIK interest through December 15, 2011, which would increase the amount of debt by the amount of any such interest. If new debt is added to our existing debt levels, the related risks that we now face would increase.

The debt agreements contain restrictions that limit our flexibility in operating our business.

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

Rises in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates has an immediate effect on LIBOR (the interest rate charge on our variable rate debt), which fluctuates on a regular basis. Although interest rates actually decreased in fiscal 2008, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we have entered and may in the future enter into agreements such as interest rate swaps contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

Our principal executive offices are at 6501 William Cannon Drive West, in Austin, Texas. We also operate manufacturing facilities, design centers and sales offices throughout the world. As of December 31, 2008, we owned 15 facilities and leased 96 facilities. Our total square footage consists of 13 million square feet, of which approximately ten million square feet is owned and approximately three million square feet is leased. Our lease terms range from one to sixteen years.

The following table describes our facilities:

Region	Description	Principal Locations	Total Owned Square Footage	Total Leased Square Footage

Americas	4 owned facilities, 48 leased facilities	Austin, Texas Phoenix, Arizona	5.8 million	1.6 million

Asia	6 owned facilities, 26 leased facilities	Kuala Lumpur, Malaysia Sendai, Japan	1.8 million	0.7 million

Europe, Middle East, Africa	5 owned facilities, 22 leased facilities	East Kilbride, Scotland (1) Toulouse, France Munich, Germany Tel Aviv, Israel	2.8 million	0.4 million

(1)	This manufacturing facility is scheduled to close in May 2009.

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

Intellectual Property Matters

Protection of our patent portfolio and other intellectual property rights is very important to our operations. We intend to continue to license our intellectual property to third parties. We have a broad portfolio of approximately 6,200 patent families and numerous licenses, covering manufacturing processes, packaging technology, software systems and circuit design. A patent family includes all of the equivalent patents and patent applications that protect the same invention, covering different geographical regions. These patents are typically valid for 20 years from the date of filing. We do not believe that any individual patent, or the expiration thereof, is or would be material to our business.

Legal Proceedings

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

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

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge (“ALJ”) in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommending that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. The ITC has decided to review the ALJ’s determination and is scheduled to issue its final determination by April 3, 2009. We continue to assess the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

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

Motorola was identified as a potentially responsible party in the past, and has been engaged in investigations, administrative proceedings and/or cleanup processes with respect to past chemical releases into the environment. We agreed to indemnify Motorola for certain environmental liabilities related to its business, including the matters described below. Potential future liability at such sites (excluding costs spent to date) may adversely affect our results of operations.

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

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, assets, products or technologies. In addition, our debt documents contain restrictions on our ability to declare dividends. However, we may decide to declare or pay a dividend in the future.

Equity Compensation Plan Information

The following tables summarize our compensation plan information as of December 31, 2008.

Freescale Semiconductor, Inc.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	720,237	(1)	$21.25	(2)	—
Equity compensation plans not approved by security holders	—		$—		—

Total	720,237		$21.25		—

(1)	This includes restricted stock units and options to purchase Class A common stock awarded under the 2004 Omnibus Plan and the 2005 Omnibus Plan (both described in Note 6 to the accompanying audited consolidated financial statements). Each restricted stock unit is intended to be the economic equivalent of a share of Class A common stock.

(2)	This weighted exercise price does not include outstanding restricted stock units.

Freescale Semiconductor Holdings I, Ltd.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	0	$—		—
Equity compensation plans not approved by security holders(1)	28,599,030	$6.60	(2)	7,427,148

Total	28,599,030	$6.60		7,427,148

(1)	This includes restricted stock units and options to purchase common shares of Holdings I awarded under the 2006 Management Incentive Plan and options to purchase common shares of Holdings I awarded under the 2007 Employee Incentive Plan (both described in Note 6 to the accompanying audited consolidated financial statements).

(2)	This weighted exercise price does not include outstanding restricted stock units.

Freescale Holdings, L.P.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	0	$—	—
Equity compensation plans not approved by security holders(1),(2)	199,392	$—	—

Total	199,392	$—	—

(1)	This includes Class B limited partnership interest units in Freescale Holdings, L.P. awarded under the 2006 Profits Interest Plan.

(2)	This excludes the 1.2472% Class B-2008 Series Interest (as described in Note 6 to the accompanying audited consolidated financial statements) granted to our current Chief Executive Officer.

Item 6:	Selected Financial Data

Freescale Semiconductor, Inc. and Subsidiaries

Five Year Financial Summary

	Successor		Combined(1)	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Operating Results
Net sales	$5,226	$5,722	$6,359	$565	$5,794	$5,843	$5,715
Cost of sales	3,154	3,821	3,625	450	3,175	3,377	3,617

Gross margin	2,072	1,901	2,734	115	2,619	2,466	2,098
Selling, general and administrative	666	647	729	59	670	652	637
Research and development	1,140	1,139	1,204	99	1,105	1,178	1,090
Amortization expense for acquired intangible assets	1,042	1,310	117	106	11	7	9
In-process research and development	—	—	2,260	2,260	—	10	—
Reorganization of businesses, contract settlement, and other	53	64	(12)	—	(12)	9	22
Impairment of goodwill and intangible assets	6,961	449	—	—	—	—	—
Merger and separation expenses	11	5	522	56	466	10	74

Operating (loss) earnings	(7,801)	(1,713)	(2,086)	(2,465)	379	600	266
Other (expense) income, net	(654)	(780)	(23)	(56)	33	13	(3)

(Loss) earnings before minority interest, income taxes and cumulative effect of accounting change	(8,455)	(2,493)	(2,109)	(2,521)	412	613	263
Minority interest	1	—	—	—	—	—	—
Income tax (benefit) expense	(543)	(886)	(108)	(134)	26	50	52

(Loss) earnings before cumulative effect of accounting change	(7,913)	(1,607)	(2,001)	(2,387)	386	563	211
Cumulative effect of accounting change, net of income tax expense	—	—	7	—	7	—	—

Net (loss) earnings	$(7,913)	$(1,607)	$(1,994)	$(2,387)	$393	$563	$211

Balance Sheet (End of Period)
Total cash and cash equivalents, short-term investments and marketable securities (2)	$1,394	$751	$710			$3,025	$2,374
Total assets	$6,670	$15,103	$17,739			$7,170	$6,719
Total debt, notes payable and capital lease obligations	$9,786	$9,497	$9,526			$1,253	$1,273
Total business/stockholders’ (deficit) equity	$(4,674)	$3,176	$4,717			$4,447	$3,936
Other Data
EBITDA(3) (Unaudited)	$(6,008)	$412	$(1,311)	$(2,299)	$988	$1,331	$1,110
Capital expenditures, net	$239	$327	$713	$89	$624	$491	$522
% of sales	5%	6%	11%	16%	11%	8%	9%
Research and development expenditures	$1,140	$1,139	$1,204	$99	$1,105	$1,178	$1,090
% of sales	22%	20%	19%	18%	19%	20%	19%
Earnings to fixed charges ratio(4) (Unaudited)	—	—	N/A	—	4.9 x	7.0 x	4.7 x
Net cash provided by operating activities	$410	$426	$1,301	$60	$1,241	$1,300	$1,309
Net cash (used for) provided by investing activities	$(69)	$(366)	$(16,299)	$(17,900)	$1,601	$(1,431)	$(2,535)
Net cash provided by (used for) financing activities	$347	$(47)	$14,954	$16,181	$(1,227)	$(21)	$1,508

(1)	Our combined results for the year ended December 31, 2006 represent the addition of the Predecessor Period from January 1, 2006 through December 1, 2006 and the Successor Period from December 2, 2006 to December 31, 2006. This combination does not comply with generally accepted accounting principles in the United States (“U.S. GAAP”) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	The following table provides a reconciliation of total cash and cash equivalents, short-term investments and marketable securities to the amounts reported in our Consolidated Balance Sheets at December 31, 2008, 2007, 2006, 2005 and 2004 or in their accompanying Notes:

	Successor			Predecessor
(Dollars in millions)	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Cash and cash equivalents	$900	$206	$177	$212	$382
Short-term investments	494	545	533	1,209	1,992
Marketable securities	—	—	—	1,604	—

Total	$1,394	$751	$710	$3,025	$2,374

(3)	We believe that earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is a useful financial metric to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. Given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expense comprises a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense attributable to our historically higher levels of capital expenditures. The term EBITDA is not defined under generally accepted accounting principles in the U.S., or U.S. GAAP, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. In addition, EBITDA is impacted by reorganization of businesses and other restructuring-related charges. When assessing our operating performance or our liquidity, you should not consider this data in isolation, or as a substitute for, our net cash from operating activities or other cash flow data that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net earnings (loss), the most directly comparable U.S. GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

(Dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
(Loss) earnings before cumulative effect of accounting change	$(7,913)	$(1,607)	$(2,001)	$(2,387)	$386	$563	$211
Interest expense (income), net	623	784	20	58	(38)	(6)	31
Income tax (benefit) expense	(543)	(886)	(108)	(134)	26	50	52
Depreciation and amortization*	1,825	2,121	778	164	614	724	816

EBITDA	$(6,008)	$412	$(1,311)	$(2,299)	$988	$1,331	$1,110

*	Excludes amortization of debt issuance costs, which are included in interest expense (income), net.

(4)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from operations before provision for income taxes, earnings (loss) from equity investees and fixed charges, by fixed charges. Fixed charges consist of interest expense, capitalized interest and imputed interest on our lease obligations. Earnings were inadequate to cover fixed charges for the years ended December 31, 2008 and 2007 and the Successor Period in 2006 by $8.5 billion, $2.5 billion, and $2.5 billion, respectively.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for each of the three years ended December 31, 2008, 2007 and 2006 includes periods prior to the consummation of the Merger. Accordingly, the following discussion and analysis of historical periods prior to the consummation of the Merger does not reflect the significant impact that the Merger has had and is expected to continue to have on us, including significantly increased leverage from our incurrence of approximately $9.8 billion in debt. You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

Although Freescale continues as the same legal entity after the Merger, the audited consolidated financial statements for 2006 are presented for two periods: January 1 through December 1, 2006 (the “Predecessor Period” or “Predecessor,” as the context requires) and December 2 through December 31, 2006 (the “Successor Period” or “Successor,” as the context requires), which relate to the period in 2006 preceding the Merger and the period in 2006 succeeding the Merger, respectively. The audited consolidated financial statements for the Successor Period reflect the acquisition of Freescale under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

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

Our Business. With over 50 years of operating history, Freescale is a leader in the design and manufacture of embedded processors. We currently focus on providing products to the automotive, consumer, industrial, networking and wireless infrastructure industries. In addition to our embedded processors, we offer our customers a broad portfolio of complementary devices that provide connectivity between products, across networks and to real-world signals, such as sound, vibration and pressure. Our complementary products include sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through our embedded processors and complementary products, we are also able to offer our customers platform-level products, which incorporate both semiconductors and software. We believe that our ability to offer platform-level products will be increasingly important to our long-term success in many markets within the semiconductor industry as our customers continue to move toward providers of embedded processors and complementary products.

Revenues and Expenses. Our revenues are derived from the sale of our embedded processing and connectivity products and the licensing of our intellectual property.

We currently manufacture a substantial portion of our products internally at our six wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value.

Our gross margin is greatly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. By the end of 2008, our utilization rate declined from 74% to 51%, or by 23 percentage points, compared to the end of 2007, which resulted in lower margins. We anticipate continued pressure on our utilization and gross margin in the near term due to the current macro-economic environment.

Trends in Our Business. We have experienced continued pressure on revenues associated with the macroeconomic weakness, particularly in the automotive industry. We expect weaker demand with respect to the automotive industry as well as with other of our end markets to persist which will affect our revenues and profitability into 2009. Given the nature of the global macroeconomic weakness and its effects on our end markets, we are unable to precisely forecast when or if revenues and profitability will return to previous levels. In addition, the semiconductor industry is consolidating, and nowhere is this more evident than in the cellular handset market. The cellular handset growth rate has slowed, and the challenge to fund research and development and higher levels of integration is becoming increasingly costly.

On October 2, 2008, we announced plans to sharpen our strategic focus on growth markets and key market leadership positions. In addition, we announced that we are exploring strategic options for our cellular handset business and intend to complete a sale, joint venture agreement or other transformation in the coming months. We also updated an arrangement with our customer, Motorola, on September 26, 2008, whereby Motorola agreed to provide certain consideration in exchange for us eliminating their remaining minimum purchase commitments. Our cellular handset product group revenues decreased 82% in the fourth quarter of 2008 versus the fourth quarter of 2007 and by 13% for the year ended December 31, 2008 versus the prior year.

We have also been significantly impacted by the weakness in the U.S. automotive market in 2008, as light vehicle production by the Big 3 U.S. automakers in 2008 declined approximately 22% versus the prior year. Our Microcontroller Solutions and Radio Frequency, Analog and Sensor automotive revenues in the fourth quarter of 2008 were 36% lower than the fourth quarter of 2007. Automotive revenues were 31% of our total revenues for 2008. We expect these conditions to persist into 2009 and to adversely affect our revenues and profitability, but we are not able to precisely forecast the level and duration of such weakened demand.

In light of our renewed focus on key market leadership positions and given general market conditions, we have initiated a series of restructuring actions in the fourth quarter of 2008 to streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, marketing and general and administrative functions. We also implemented certain non-severance austerity measures which we also expect to result in future cost savings. In addition, we made a strategic decision during the third quarter of 2008 to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We currently expect to incur cash restructuring charges of approximately $200 million and to realize corresponding annualized cost savings in excess of $600 million by the end of 2009. These restructuring costs and savings are inclusive of the actions undertaken in the third and fourth quarters of 2008.

In connection with our updated arrangement with Motorola, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. These goodwill and intangible assets were primarily established in purchase accounting at the completion of the Merger in December 2006. We recorded impairment charges of $5.4 billion and $1.6 billion associated with goodwill and intangible assets, respectively, in 2008.

Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see the Part I, “Item 1A: Risk Factors” for further discussion.

Results of Operations

	Successor		Combined (1)	Successor	Predecessor
(Dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Operating Results
Orders (unaudited)	$4,845	$5,406	$6,446	$538	$5,908

Net sales	$5,226	$5,722	$6,359	$565	$5,794
Cost of sales	3,154	3,821	3,625	450	3,175

Gross margin	2,072	1,901	2,734	115	2,619
Selling, general and administrative	666	647	729	59	670
Research and development	1,140	1,139	1,204	99	1,105
Amortization expense for acquired intangible assets	1,042	1,310	117	106	11
In-process research and development	—	—	2,260	2,260	—
Reorganization of businesses, contract settlement, and other	53	64	(12)	—	(12)
Impairment of goodwill and intangible assets	6,961	449	—	—	—
Merger expenses	11	5	522	56	466

Operating (loss) earnings	(7,801)	(1,713)	(2,086)	(2,465)	379
Other (expense) income, net	(654)	(780)	(23)	(56)	33

(Loss) earnings before minority interest, income taxes and cumulative effect of accounting change	(8,455)	(2,493)	(2,109)	(2,521)	412
Minority interest	1	—	—	—	—
Income tax (benefit) expense	(543)	(886)	(108)	(134)	26

(Loss) earnings before cumulative effect of accounting change	(7,913)	(1,607)	(2,001)	(2,387)	386
Cumulative effect of accounting change, net of income tax expense	—	—	7	—	7

Net (loss) earnings	$(7,913)	$(1,607)	$(1,994)	$(2,387)	$393

Percentage of Net Sales

	Successor		Combined (1)
	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006
Orders (unaudited)	92.7%	94.5%	101.4%

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.4%	66.8%	57.0%

Gross margin	39.6%	33.2%	43.0%
Selling, general and administrative	12.7%	11.3%	11.5%
Research and development	21.8%	19.9%	18.9%
Amortization expense for acquired intangible assets	19.9%	22.9%	1.9%
In-process research and development	0.0%	0.0%	35.5%
Reorganization of businesses, contract settlement, and other	1.0%	1.1%	-0.2%
Impairment of goodwill and intangible assets	133.3%	7.8%	0.0%
Merger expenses	0.2%	0.1%	8.2%

Operating (loss) earnings	-149.3%	-29.9%	-32.8%
Other (expense) income, net	-12.5%	-13.7%	-0.4%

(Loss) earnings before minority interest, income taxes and cumulative effect of accounting change	-161.8%	-43.6%	-33.2%
Minority interest	0.0%	0.0%	0.0%
Income tax (benefit) expense	-10.4%	-15.5%	-1.7%

(Loss) earnings before cumulative effect of accounting change	-151.4%	-28.1%	-31.5%
Cumulative effect of accounting change, net of income tax expense	0.0%	0.0%	0.1%

Net (loss) earnings	-151.4%	-28.1%	-31.4%

(1)	Our combined results for the year ended December 31, 2006 represent the addition of the Predecessor Period from January 1, 2006 through December 1, 2006 and the Successor Period from December 2, 2006 to December 31, 2006. This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

Our net sales and orders of approximately $5.2 billion and $4.8 billion in 2008 decreased 9% and 10%, respectively, compared to 2007. Lower net sales were driven by a decrease in microcontroller, analog and sensor product shipments due to decreasing production in the global automotive industry and in connection with the termination of certain minimum purchase commitments of our cellular products by Motorola, partially offset by higher radio frequency product shipments related to increased demand in the Asian wireless infrastructure market. Intellectual property revenue decreased 60% in 2008, as compared to 2007, to 1% as a percentage of net sales. Distribution sales approximated 17% of our total net sales and fell by 3% compared to 2007. Distribution inventory was 14.0 weeks of net sales at December 31, 2008, compared to 11.8 weeks of net sales at December 31, 2007.

Net sales by product design group for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Successor		Combined
(Dollars in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	(Unaudited) Year Ended December 31, 2006
Microcontroller Solutions	$1,630	$1,878	$1,922
Cellular Products	1,063	1,217	1,479
Networking and Multimedia	1,161	1,121	1,187
RF, Analog and Sensors	1,032	1,048	1,027
Other	340	458	744

Total Net Sales	$5,226	$5,722	$6,359

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 31%, 33% and 30% of our total net sales in 2008, 2007 and 2006, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. The automotive end market accounted for 65%, 70% and 68% of Microcontroller Solutions’ net sales in 2008, 2007 and 2006, respectively. In 2008, Microcontroller Solutions net sales declined by $249 million, or 13%, primarily as a result of production cuts in the U.S. automotive market. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel. Microcontroller Solutions net sales declined by $44 million, or 2%, in 2007 compared to 2006 due primarily to weakness in the U.S. automotive market. In 2007, we experienced growth of 6% in sales to the non-U.S. automotive sector, partially offsetting the decline in the U.S.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 22% of our total net sales in 2008 and 19% of our total net sales in 2007 and 2006. Our primary end markets for our networking and multimedia products are the wireless, wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales increased by $40 million, or 4%, in 2008 compared to the prior year. This increase was due to the inclusion of revenue related to the acquisition of SigmaTel, Inc. (“SigmaTel”) on April 30, 2008, as well as increased demand for set-top box products and communication processors, partially offset by declines in legacy revenues. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal ICs for the consumer electronics market. Excluding SigmaTel, our Networking and Multimedia product line revenue was relatively unchanged compared with the prior year, as increased demand for set-top box products and communication processors were partially offset by declines in DSP product revenues. Networking and Multimedia net sales declined by $66 million, or 6%, in 2007 compared to 2006. Lower net sales were attributable primarily to overall industry weakeness in the wireless and wireline infrastructure markets.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 20%, 18% and 16% of our total net sales in 2008, 2007 and 2006, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and computer peripherals markets; however, the automotive end market accounted for 53%, 59% and 55% of Radio Frequency, Analog and Sensors’s sales in 2008, 2007 and 2006, respectively. Radio Frequency, Analog and Sensors net sales in 2008 decreased modestly by $16 million, or 2%, in 2008 compared to the prior year as a result of lower demand for both analog and sensor product from weakening U.S. automotive vehicle production, partially offset by stronger sales in both the analog consumer and the wireless infrastructure markets. Radio Frequency, Analog and Sensors net sales increased modestly by 2% in 2007 compared to 2006, due primarily to an 18% increase in sensor product sales. This offset a 5% decrease in radio frequency device sales, while our analog sales in 2007 were consistent with the prior year.

Cellular Products

As discussed above in “Trends in Our Business,” we have announced that we are exploring strategic options for our cellular handset business. Cellular Products, which includes baseband processors and power management integrated circuits, represented 20%, 22% and 23% of our total net sales in 2008, 2007 and 2006, respectively. Our primary target segment is the cellular communications device (cellular handset) market, with over 90% of Cellular Products sales attributable to Motorola in 2008, 2007 and 2006. Cellular Products net sales declined by $154 million, or 13%, in 2008 compared to 2007, and by $262 million, or 18%, in 2007 compared to 2006, due primarily to weaker demand from Motorola.

In January 2008, we entered into an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations (“Q1 2008 Motorola Agreement”). We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). Because of this, our cellular handset revenues for the fourth quarter of 2008 decreased 82% versus the fourth quarter of 2007. See “Trends in Our Business” and “Reorganization of Businesses, Contract Settlement, and Other” for further discussion.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 7%, 8% and 12% of our total net sales in 2008, 2007 and 2006, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales declined by $117 million, or 26%, in 2008 compared to the prior year primarily as a result of a 60% decrease in intellectual property revenue and 20% decrease in sales to other semiconductor companies compared to 2007. The $286 million decrease in Other net sales in 2007 compared to 2006 was due primarily to a 36% decrease in product sales to other semiconductor companies and a 43% decrease in intellectual property revenue. We also experienced a $23 million decrease in revenues from sources other than semiconductors in 2007 versus the prior year.

Gross Margin

In 2008, our gross margin increased $171 million compared to the prior year. As a percentage of net sales, gross margin was 39.6%, reflecting an improvement of 6.4 percentage points. This increase was attributable to a $416 million purchase accounting charge to cost of sales in the first quarter of 2007 resulting from the step-up to fair value of our inventory at the Merger date. Our gross margin also benefited from lower costs associated with our foundry and assembly and test operations and our exit from the Crolles alliance in the fourth quarter of 2007. Partially offsetting these items was a decrease in factory utilization and a $7 million increase in cost of sales resulting from the step-up to fair value of our inventory in connection with the SigmaTel acquisition.

Selling, General and Administrative

Our selling, general and administrative expenses increased $19 million, or 3%, in 2008 compared to 2007. This increase was primarily the result of an increase in strategic sales support costs and legal expenses required in connection with defending various patent infringement claims. These items were partially offset by focused cost-cutting initiatives, including reorganization programs initiated in the second quarter of 2008 and the prior year. As a percent of our net sales, our selling, general and administrative expenses increased 1.5 percentage points primarily due to lower net sales.

Research and Development

Our research and development expense for 2008 remained consistent with 2007. Increased spending in specific strategic growth product areas including consumer devices in connection with the SigmaTel acquisition were offset by savings from our withdrawal from the research and manufacturing alliance in Crolles, France in the fourth quarter of 2007, savings from the restructuring of our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies in the third quarter of 2008 and those actions initiated in the second quarter 2008 and the prior year. As a percent of our net sales, our research and development expenses increased 1.9 percentage points due to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $268 million compared to 2007. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the fourth quarter of 2007 and the third quarter of 2008.

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

We recorded exit costs of $43 million in reorganization of businesses, contract settlement, and other related to a strategic decision to terminate our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies. In addition to these exit costs, we recorded $88 million of non-cash impairment charges in 2008 related to (i) idle property, plant and equipment assets, (ii) certain research and development assets, (iii) our manufacturing facility located in Tempe, Arizona and (iv) certain other assets classified as held-for-sale as of December 31, 2008.

In connection with our plans to consolidate manufacturing and administrative operations in order to streamline our global organization and reduce costs, we accrued $142 million in employee severance costs associated with these actions in 2008. We also incurred an additional $9 million in other exit costs related to these actions. We expect these severance initiatives to generate approximately $300 million in annualized net cost savings by the end of the fourth quarter of 2009.

As a result of a change in executive leadership in 2008, we recorded in reorganization of businesses, contract settlement, and other a $17 million non-cash charge for equity compensation expense as a result of the accelerated vesting of Class B Interests in connection with the execution of a separation agreement with our former Chief Executive Officer. We also recognized $8 million in severance costs related to this separation and $1 million in compensation related to the hiring of our current Chief Executive Officer. We also recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Finally, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement, and other related to the portion of the grant for assets sold during 2008.

Impairment of Goodwill and Intangible Assets

In connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening global market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. These goodwill and intangible assets were primarily established in purchase accounting at the completion of the Merger in December 2006. We recorded impairment charges of $5.4 billion and $1.6 billion associated with goodwill and intangible assets, respectively.

Merger Expenses

Merger expenses were $11 million in 2008 and consist primarily of retention costs associated with the SigmaTel acquisition and accounting, legal and other professional fees.

Other Expense, Net

Other expense, net decreased $126 million in 2008 compared to 2007. Net interest expense in 2008 included interest expense of $659 million partially offset by interest income of $36 million. Net interest expense in 2007 included interest expense of $834 million partially offset by interest income of $50 million. The $175 million decrease in interest expense over the prior year period was due to (i) savings related to a $177 million reduction in outstanding debt during 2008, partially offset by an increase in our revolving credit facility in the fourth quarter of 2008; (ii) lower interest rates on outstanding floating rate debt; and (iii) an $83 million pre-tax gain, net related to the repurchase of $89 million of our outstanding fixed rate notes due 2016 with an aggregate principal amount of $1.60 billion (“Senior Subordinated Notes”), $63 million of our outstanding 8.875% notes due 2014 with an aggregate principal amount of $2,350 million (“Fixed Rate Notes”), and $25 million of our outstanding floating rate notes due 2014 with an aggregate principal amount of $500 million (“Floating Rate Notes”) in 2008. (See “Liquidity and Capital Resources” for further discussion.) The $14 million decrease in interest income over the prior year was primarily attributable to lower investment interest rates, partially offset by an approximate $600 million increase in funds available for investment as a result of proceeds associated with the Q1 2008 Motorola Agreement and asset dispositions related to our exit from the Crolles alliance in 2008.

In addition to the decrease in interest expense, net, we recognized a $38 million pre-tax loss in other expense related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. This loss was partially offset by a $12 million pre-tax gain that was recorded in other income related to the sale of one of our investments in 2008.

Minority Interest

We consolidate the financial results of Freescale Semiconductor EME&A SA (“SBE”). The SBE was established to provide sales and distribution services to our European external customers from one centralized location. Freescale and Providence Holdings Hungary Kft (“Freescale Hungary”) each own a 50% interest in the SBE, with Freescale Hungary being the minority interest holder. Minority interest was $1 million in 2008 and represents Freescale Hungary’s proportionate share of the SBE’s earnings for 2008.

Income Tax Benefit

In 2008, our effective tax rate was a tax benefit of 6%. Our effective tax rate is less than the statutory tax rate of 35% primarily due to nondeductible nature of goodwill impairments and valuation allowances of $560 million being recorded against net domestic deferred tax assets. The recognition of the valuation allowance resulted from having incurred cumulative losses in the U.S., which is a strong indication that it is more likely than not that all or a portion of our deferred tax assets may not be recoverable. The effective rate also includes the tax impact recorded for discrete events of $22 million related to increases in valuation allowances associated with certain of our foreign deferred tax assets, foreign tax rate changes, tax audits settlements, and interest expense associated with tax reserves.

In 2007, our effective tax rate was 35%, including the tax impact recorded for discrete events which had no net material impact on our effective tax rate. The discrete events relate primarily to tax rate changes in foreign jurisdictions and changes in the valuation allowance associated with the deferred tax assets of certain of our foreign subsidiaries. During 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The adoption resulted in a $5 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to goodwill as of January 1, 2007.

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

Gross Margin

Our gross margin in 2007 decreased $833 million, or 30%, compared to 2006, and, as a percentage of net sales, gross margin was 33.2%, reflecting a decline of 9.8 percentage points. Purchase accounting arising from the Merger negatively affected gross margin in 2007 through a $416 million increase to cost of sales resulting from the step-up to fair value of our inventory at the Merger date, and a $169 million increase in depreciation and amortization expense arising from the step-up in property, plant and equipment and other assets to fair value. Our gross margin was further negatively impacted by a decrease in our utilization rate and lower net sales and intellectual property revenue. Partially offsetting these effects, our gross margin benefited from enhanced operating efficiencies resulting in higher yield, lower costs associated with direct materials, and a decrease in incentive compensation expense. We also initiated a reorganization of business program late in the second quarter of 2007, which we expected to generate approximately $20 million in annualized net cost savings in cost of sales.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $82 million, or 11%, in 2007, compared to 2006. This decrease was primarily the result of operating efficiencies, lower incentive compensation expense and focused cost-cutting initiatives, including a reorganization of business program initiated late in the second quarter of 2007. We expected to generate approximately $18 million in annualized net cost savings in selling, general and administrative expense from the reorganization of business program. As a percent of our net sales, our selling, general and administrative expenses remained consistent primarily due to lower net sales.

Research and Development

Our research and development expense in 2007 decreased $65 million, or 5%, compared to 2006. This decrease was due primarily to lower incentive compensation, partially offset by engineering personnel increases in certain focused product markets. We also initiated a reorganization of business program late in the second quarter of 2007. We expected to generate approximately $21 million in annualized net cost savings in research and development expense from the reorganization of business program. As a percent of our net sales, our research and development expenses increased 1.0 percentage points primarily due to lower net sales.

Amortization Expense for Acquired Intangible Assets

We recorded approximately $5.8 billion in intangible assets for developed technology, tradenames, trademarks and customer relationships in connection with the Merger. In 2007, $1.3 billion in amortization expense related to these intangible assets was recorded and was the driver of the increase in amortization expense for acquired intangible assets over 2006.

In-Process Research and Development

In 2006, we recorded a charge of $2.3 billion for in-process research and development in connection with the Merger.

Reorganization of Businesses, Contract Settlement, and Other

We announced plans during the second quarter of 2007 to improve our operational efficiencies and reduce costs through a reorganization of business program. As a result, we recorded net charges of $35 million under reorganization of businesses and other for severance costs. We expected this initiative to generate $55 million to $65 million in annualized net cost savings by the end of the first quarter of 2008.

In addition to the reorganization of business program, impairment charges of $20 million were included in reorganization of businesses and other related to our held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. The impairment charge was in connection with management reaching an agreement to sell our related assets. In connection with the conclusion of the research and manufacturing alliance in Crolles, France, we recorded $5 million in exit costs. We also recorded impairment charges of approximately $4 million on certain assets previously held-for-sale.

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

Merger Expenses

Merger expenses were $5 million in 2007, consisting primarily of accounting, legal and other professional fees. In 2006, we incurred $522 million of Merger expenses. Costs associated with the Merger included (i) $93 million related to the redemption of our $350 million aggregate principal amount of 6.875% notes due 2011 (“6.875% Notes”) and our $500 million aggregate principal amount of 7.125% notes due 2014 (“7.125% Notes”), (ii) $297 million in stock-based compensation expense related to the accelerated vesting of the Predecessor stock options, restricted stock units and stock appreciation rights awards, (iii) $106 million in accounting, investment banking, legal and other professional fees, and (iv) $26 million in employee compensation and payroll taxes.

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

Year Ended December 31, 2008

Motorola Arrangements and Cellular Strategy

On October 2, 2008, we announced plans to sharpen the Company’s strategic focus on growth markets and our key market leadership positions. In support of this targeted approach, we are evaluating strategic options for our cellular handset product group. In September 2008, we updated our arrangement with Motorola, our largest cellular product customer. We had previously entered into the Q1 2008 Motorola Agreement whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the term of the arrangement beginning in the first quarter of 2008. In the third quarter of 2008, the Q1 2008 Motorola Agreement was terminated and we entered into an updated arrangement.

In the Q3 2008 Motorola Settlement Agreement, Motorola agreed to provide certain consideration in exchange for eliminating its remaining minimum purchase commitments. We recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all remaining previously deferred revenue recorded under the Q1 2008 Motorola Agreement. As a result of these updated arrangements, we experienced a significant reduction in our cellular handset revenues and our total operating earnings in the fourth quarter of 2008.

This benefit from the Q3 2008 Motorola Settlement Agreement was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement. As of December 31, 2008, $19 million of this charge has been paid.

Asset Impairment Charges

During 2008, we recorded $88 million of non-cash impairment charges, including a $59 million charge related to certain idle property, plant and equipment assets included in all of our manufacturing facilities, an $18 million charge related to certain research and development assets, a $7 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of December 31, 2008, and a $4 million charge related to certain other assets classified as held-for-sale as of December 31, 2008.

Chief Executive Leadership Transition

During 2008, $26 million was recorded in reorganization of businesses, contract settlement, and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recorded an additional $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the hiring of Richard Beyer, our current Chairman of the Board and Chief Executive Officer. We also recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Fourth Quarter 2008 Reorganization of Business Program

During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we have initiated a series of restructuring actions in the fourth quarter of 2008 to streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, marketing and general and administrative functions. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the employee separation accruals and exit and other costs established related to the fourth quarter 2008 reorganization:

Employee Separation Costs (in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Supply chain	$—	$32	$—	$—	$32
Selling, general and administrative	—	18	—	—	18
Research and development	—	24	—	—	24

Total	$—	$74	$—	$—	$74

Related headcount	—	2,200	—	500	1,700

In 2008, we separated 500 employees. We will make payments to these separated employees and the remaining 1,600 employees through the third quarter of 2009.

Third Quarter 2008 Reorganization of Business Program

During the third quarter of 2008, we announced plans to restructure our participation in the IBM alliance, (a jointly-funded research alliance), discontinue manufacturing operations at our East Kilbride, Scotland facility by May 2009 and to consolidate logistical and certain administrative operations. These actions enable us to streamline our global organization and reduce costs. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the employee separation accruals and exit and other costs established related to the third quarter 2008 reorganization:

Employee Separation Costs (in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Supply chain	$—	$46	$(8)	$—	$38
Selling, general and administrative	—	2	—	—	2
Research and development	—	1	—	—	1

Total	$—	$49	$(8)	$—	$41

Related headcount	—	950	—	10	940

Exit and Other Costs	$—	$43	$—	$17	$26

In 2008, we separated 10 employees. We will make cash payments to these separated employees and the remaining 940 employees through the third quarter of 2009.

In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement and other in the third quarter of 2008 related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance. As of December 31, 2008, $17 million of this charge has been settled, and we expect to pay the remaining amount by the second quarter of 2009.

Second Quarter 2008 Reorganization of Business Program

During the second quarter of 2008, we initiated plans to consolidate supply chain and administrative operations in order to streamline our global organization and reduce costs. We accrued $21 million in severance costs associated with these actions in the second quarter of 2008. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the employee separation accruals established related to the second quarter 2008 reorganization:

Employee Separation Costs (in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Supply chain	$—	$11	$—	$7	$4
Selling, general and administrative	—	3	—	2	1
Research and development	—	7	—	5	2

Total	$—	$21	$—	$14	$7

Related headcount	—	480	—	400	80

Exit and Other Costs	$—	$9	$—	$6	$3

During 2008, we separated 400 employees. The $14 million used reflects cash payments made to these separated employees through December 31, 2008. We will make additional payments to these separated employees and the remaining 80 employees through the first quarter of 2009. In addition to these employee separation costs, we also recorded $9 million in exit and other costs related primarily to these actions in 2008, respectively. During 2008, we made cash payments of $6 million related to these exit costs and expect to conclude such payments in the first quarter of 2009.

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

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	1	2	2
Research and development	1	—	1	—	—

Total	$14	$—	$2	$10	$2

Related headcount	100	—	30	70	—

During 2008, we separated 70 employees. The $10 million used reflects cash payments made to these separated employees through December 31, 2008. We will make additional payments to these separated employees through the end of the first quarter of 2009. We reversed $2 million of the remaining accrual due to approximately 30 employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

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

During 2007, 580 employees were separated from the Company. The $21 million used reflects initial cash payments made to these separated employees through December 31, 2007. This program will be concluded and the final payments made to the separated employees by the end of the first quarter of 2009.

Year Ended December 31, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to December 31, 2006 of the accruals established related to the 2005 employee separation program discussed above.

	Accruals at	Additional Charges		Adjustments		2006	Accruals at
Employee Separation Costs (in millions, except headcount)	January 1, 2006	Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business	Amounts Used	December 31, 2006
Research and development	$14	$—	$—	$—	$5	$9	$—

Related headcount	270	—	—	—	80	190	—

As of the end of the third quarter of 2006, we paid $9 million in employee separation costs. The remaining $5 million accrual was reversed due to approximately 80 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,394 million of cash and cash equivalents and short-term investments at December 31, 2008, $444 million was held by our U.S. subsidiaries and $950 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

During the year ended December 31, 2008 and 2007, we generated cash flow from operations of $410 million and $426 million, respectively. Our days sales outstanding increased to 38 days at December 31, 2008 from 33 days at December 31, 2007 primarily as a result of an increase in payment terms in connection with consolidations of companies supplying the automotive industry. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 93 days at December 31, 2008 from 87 days at December 31, 2007 primarily due to lower sales volumes in the fourth quarter of 2008 compared to the prior year. Days purchases outstanding decreased to 36 days at December 31, 2008 from 40 days at December 31, 2007 primarily due to fluctuations in the timing of payments at December 31, 2008.

Investing Activities

Our net cash used for investing activities was $69 million and $366 million in 2008 and 2007, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. The decrease in the cash used in our investing activities in 2008 compared to 2007 was primarily the result of receiving proceeds from the sale of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007, as well as an $88 million decline in capital expenditures. This was offset by acquisition and strategic investment purchases of $121 million, including the utilization of $94 million of cash in connection with the acquisition of SigmaTel in the second quarter of 2008.

Our capital expenditures were $239 million and $327 million in 2008 and 2007, respectively. Our capital expenditures as a percentage of net sales were 5% and 6% in 2008 and 2007, respectively.

We utilized $64 million and $78 million for purchases of licenses and software utilized in our research and development efforts and tool and die utilized in our manufacturing processes in 2008 and 2007, respectively. This was partially offset by cash proceeds from the disposition of investments and businesses of $26 million and $32 million in 2008 and 2007, respectively, related to the sale of one of our strategic investments and SigmaTel’s printing business in 2008 and for the sale of our power amplifier product group in 2007.

Financing Activities

Our net cash provided by financing activities was $347 million in 2008, and our net cash used for financing activities was $47 million in 2007. The increase in cash provided by financing activities is attributable to a $460 million draw down on the Revolver (as described below), as well as a $37 million draw down on a Japanese yen-denominated revolving loan agreement by one of our foreign subsidiaries. These initiatives were taken to further enhance our liquidity and cash position. This increase in available funds was offset primarily by the utilization of $94 million to repurchase a portion of our outstanding Senior Subordinated Notes, Fixed Rate Notes and Floating Rate Notes, and $56 million to make additional contractual long-term debt and capital lease payments. In 2007, our net cash used for financing activities was resulted primarily from contractual long-term debt and capital lease payments.

During 2008, we repurchased $63 million of our outstanding Fixed Rate Notes, $89 million of our Senior Subordinated Notes and $25 million of our Floating Rate Notes. We used funds from our short-term investment portfolio for the purchase and early retirement of these notes at an $83 million discount. The redemption price included accrued and unpaid interest up to, but not including, the redemption date. We also incurred $4 million in non-cash charges associated with the recognition of unamortized debt issue costs associated with the early retirement of this debt.

On October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. LCPI is a counterparty to our revolving credit facility with a committed capacity of $750 million (“Revolver”). LCPI provides a commitment in the amount of $60 million of our Revolver; therefore, we do not expect that future borrowing requests will be honored by LCPI.

During the fourth quarter of 2008, we drew down $460 million, net of LCPI non-funding, from the Revolver. We made this financial decision to further enhance our liquidity and cash position. This improves our financial flexibility as we continue to execute our business plans.

At December 31, 2008, Freescale, Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) the Revolver, which had a committed capacity of $207 million, excluding the LCPI commitment, $23 million in outstanding letters of credit and the $460 million draw down taken in the fourth quarter of 2008. The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. We may, subject to customary conditions, request an increase in the amount available under the Credit Facility of up to an additional $1 billion for a total commitment of up to $5.19 billion.

Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At December 31, 2008, $3,430 million and $460 million was outstanding under the Term Loan and Revolver, respectively. On January 21, 2009, we drew down an additional $184 million under the Revolver, leaving a remaining committed borrowing capacity of $23 million, net of $23 million of outstanding letters of credit and LCPI non-funding.

The Term Loan and Revolver bear interest, at our option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at December 31, 2008 was 3.93% and 2.46%, respectively. On February 14, 2007, we entered into an amendment to the Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. We are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. We are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at a rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees. The Credit Facility requires additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. (See Note 4 to the accompanying audited consolidated financial statements for further discussion.) Based on our operating results for the year ended December 31, 2008, we will be required to make a mandatory prepayment based on excess cash flows of approximately $24 million in February 2009. This amount is classified as a current liability in the accompanying audited Consolidated Balance Sheet as of December 31, 2008.

We had an aggregate principal amount of $5,779 million in senior notes outstanding at December 31, 2008, consisting of (i) $475 million of floating rate notes maturing in 2014 and bearing interest at a rate, reset quarterly, equal to three-month LIBOR (which was 2.99% on December 31, 2008) plus 3.875% per annum (“Floating Rate Notes”), (ii) $1,506 million of 9.125% / 9.875% PIK-election notes maturing in 2014 (“Toggle Notes”), (iii) $2,287 million of 8.875% notes maturing in 2014 (“Fixed Rate Notes”), and (iv) $1,511 million of 10.125% senior subordinated notes maturing in 2016 (“Senior Subordinated Notes”). Relative to our overall indebtedness, the Floating Rate Notes, Toggle Notes and Fixed Rate Notes (together, the “Senior Notes,” and including the Senior Subordinated Notes, the “Notes”), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and Senior Notes.

During the fourth quarter of 2008, we elected to use the payment-in-kind (“PIK”) feature of their outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009 as a prudent method to enhance liquidity in light of the dislocation in the current financial markets and the uncertainty as to when reasonable conditions will return. In connection with this election, on December 4, 2008, we delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that will be due on such notes on the June 15, 2009 interest payment date, they will make such interest payment by paying in kind at the PIK interest rate of 9.125% instead of paying interest in cash. After the June 15, 2009 payment date, interest will accrue on the PIK portion of the Toggle Notes at a PIK interest rate of 9.875%. As of December 31, 2008, $6 million of accrued PIK Interest associated with the Toggle Notes was properly classified as long-term debt. (See Note 4 to the accompanying audited consolidated financial statements for further discussion.)

In 2006 and 2007, in connection with the issuance of the Term Loan and Floating Rate Notes, we also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of $900 million of our variable interest rate debt; however, on October 23, 2008, in connection with LCPI filing for bankruptcy, we terminated our interest rate swap agreement with LCPI. This interest rate swap had a notional amount of $400 million. As of December 31, 2008, we have effectively fixed our interest rate on $500 million of our variable rate debt through December 1, 2009.

In December 2007, we elected to switch from 3-month to 1-month LIBOR on our Term Loan in order to realize interest payment savings due to decreasing interest rates. As a result of making this election, interest rate swaps with a total notional amount of $900 million were no longer designated as cash flow hedges. The Company reclassified a loss on these interest rate swaps of $17 million, net of tax, from accumulated other comprehensive loss into earnings in 2008. The unrealized loss represents the cumulative ineffective portion and change in fair value from the date of de-designation. The remaining effective portion of the interest rate swaps at December 31, 2008 is $6 million, net of tax, and continues to be included in accumulated other comprehensive loss.

In addition, during 2008, we entered into two additional interest rate swap agreements each with notional amounts of $100 million. Both of these swaps are effective from December 1, 2009 through December 1, 2012. Neither swap is designated as a cash flow hedge as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In December 2008, we elected to switch back to 3-month LIBOR on the Term Loan; however, we elected not to re-designate the interest rate swaps as cash flow hedges under SFAS No. 133.

As of December 31, 2008 and 2007, our corporate credit ratings from Standard & Poor’s and Moody’s were B+ and B1, respectively. As of December 31, 2008 and 2007, our Fitch rating was B and B+, respectively. In January 2009, Standard & Poor’s, Moody’s and Fitch downgraded our corporate credit ratings to B-, Caa1 and CCC, respectively.

The Credit Facility and Notes have restrictive covenants that limit our ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility, we must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facility and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. We were in compliance with these covenants as of December 31, 2008.

As discussed in “Trends in Our Business,” the 2009 global economic outlook will continue to adversely impact our business and result in lower operating profitability. The maintenance of certain of our financial ratios is based on our level of profitability. These lower levels of profitability will cause our incurrence-based financial ratios to fall outside of the prescribed ranges set forth in the Credit Facility, which will impose certain of the restrictions as discussed in the preceding paragraph.

EBITDA/Adjusted EBITDA

Adjusted earnings before cumulative effect of accounting change, interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is a non-U.S. GAAP measure that we use to determine our compliance with certain covenants contained in the Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. Adjusted EBITDA is defined as EBITDA adjusted to add back certain non-cash, non-recurring and other items that are included in EBITDA and/or net earnings (loss), as required by various covenants in the indentures and the Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our use of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The definition of Adjusted EBITDA in the indentures and the Credit Facility allows us to add back certain charges that are deducted in calculating EBITDA and/or net earnings (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of the net loss of Holdings I, which is a U.S. GAAP measure of Holdings I operating results, to the Adjusted EBITDA of Holdings I, as defined in our debt agreements.

(in millions)	Year Ended December 31, 2008
Net loss	$(7,939)
Interest expense, net	623
Income tax benefit	(543)
Depreciation and amortization (*)	1,825

EBITDA	(6,034)
Non-cash stock-based employee compensation (1)	57
Other non-cash charges (2)	7,071
Non-recurring/one-time items (3)	(15)
Cost savings (4)	200
Other defined terms (5)	112

Adjusted EBITDA	$1,391

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of SFAS No. 123(R), “Share-based Payments.”
(2)	Reflects the non-cash charges related to purchase accounting adjustments for inventory, impairments of intangible assets and other non-cash items.
(3)	Reflects one-time Merger expenses, other non-recurring items and our reorganization of business programs.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations and Credit Facilities

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment under principally non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations, net of minimum sublease income, as of December 31, 2008.

	Payments Due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Debt obligations (including short-term debt) (1)	$151	$35	$35	$495	$3,266	$5,779	$9,761
Capital lease obligations (2)	12	9	4	1	—	1	27
Operating leases (3)	38	35	25	25	24	58	205
Software licenses	47	42	39	16	—	—	144
Service obligations	56	32	19	3	3	6	119
Foundry commitments (4)	52	—	—	—	—	—	52
Purchase commitments	22	—	—	—	—	—	22

Total cash contractual obligations (5)	$378	$153	$122	$540	$3,293	$5,844	$10,330

(1)	Reflects the principal payments on the Credit Facility and the Notes and excludes cash interest payments of approximately $672 million in 2009, $619 million in 2010, $676 million in 2011, $682 million in 2012, $693 million in 2013 and $810 million thereafter.
(2)	Excludes interest of $2 million on capital lease obligations of $27 million at December 31, 2008.
(3)	Minimum sublease income on operating leases is approximately $9 million in 2009, $8 million in 2010, $6 million in 2011, $4 million in 2012, $1 million in 2013 and $0 million thereafter.
(4)	Foundry commitments associated with our strategic manufacturing relationships based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.
(5)	As of December 31, 2008, unrecognized tax benefits under FIN 48 were $203 million. We are not including any amount related to uncertain tax positions in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Future Financing Activities

As indicated in “Trends in Our Business,” we expect to experience continued pressure on our revenues in 2009 associated with the macroeconomic weakness. Our primary future cash needs on a recurring basis will be for working capital, capital expenditures and debt service obligations. In addition, we expect to spend $200 million during 2009 in connection with the restructuring actions implemented in the third and fourth quarters of 2008. We believe that our cash, cash equivalents and short-term investments balance as of December 31, 2008 of approximately $1,394 million and cash flows from operations and asset dispositions will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. We also supplemented our liquidity by drawing down $184 million under our Revolver on January 21, 2009. Our ability to borrow under this Revolver is limited to $23 million after taking into account all draws through the end of January 2009.

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents or short-term investments. We incurred significant indebtedness and utilized significant amounts of cash and cash equivalents, short-term investments and marketable securities in order to complete the Merger. In the event additional funding is required, there can be no assurance that future funding will be available on terms favorable to us or at all.

As market conditions warrant, we and our major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. During 2008, we repurchased $63 million of our outstanding Fixed Rate Notes, $89 million of our Senior Subordinated Notes and $25 million of our Floating Rate Notes. We used funds from our short-term investment portfolio for the purchases and early retirement of debt at an $83 million discount.

Our debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. (See Note 4 to the accompanying audited financial statements for further discussion.) Based on our operating results for the year ended December 31, 2008, we will be required to make a mandatory prepayment based on excess cash flows of approximately $24 million in February 2009.

As of December 31, 2008, we elected to use the PIK feature of our outstanding Toggle Notes in lieu of making cash interest payments for the interest period ending on June 15, 2009. We will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time. In connection with this election, we will make the interest payment due on the Toggle Notes on June 15, 2009 by paying in kind at the PIK interest rate of 9.125% instead of paying interest in cash. After the June 15, 2009 payment date, interest will accrue on the PIK portion of the Toggle Notes at a rate of 9.875%.

As discussed in “Trends in Our Business,” the 2009 global economic outlook will continue to adversely impact our business and result in lower operating profitability. The maintenance of certain of our financial ratios is based on our level of profitability. These lower levels of profitability will cause our incurrence-based financial ratios to fall outside of the prescribed ranges set forth in the Credit Facility, which will impose certain of the restrictions as discussed in “Financing Activities.”

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

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management believes the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	valuation of long-lived assets;

•	restructuring activities;

•	accounting for income taxes;

•	inventory valuation methodology;

•	product sales and intellectual property revenue recognition and valuation; and

•	purchase accounting.

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

Our impairment evaluation of identifiable intangible assets and PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our enterprise. The enterprise fair value is measured using a combination of the income approach, utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs for our business, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage our operations. If we fail to deliver new products, if the products fail to gain expected market acceptance, or if market conditions fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material negative effect on our results of operations.

During 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group as of December 31, 2008, our intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to goodwill and our intangible assets. We concluded that our enterprise net book value exceeded its fair value and that the net book value related to certain intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, for goodwill we performed an allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill as of December 31, 2008. We also performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets. As a result of these analyses we recorded impairment charges of $5.4 billion and $1.6 billion related to our goodwill and intangible assets, respectively, in 2008.

During 2008, PP&E impairment charges of $88 million were included in reorganization of businesses, contract settlement, and other. These charges were related to certain idle PP&E, certain research and development assets, our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of December 31, 2008, and certain other assets classified as held-for-sale as of December 31, 2008.

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

The net book values of these tangible and intangible long-lived assets at December 31, 2008, 2007 and 2006 were as follows:

(in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Property, plant and equipment	$1,931	$2,517	$3,232
Goodwill	—	5,330	5,293
Intangible assets	1,264	3,918	5,654

Total net book value	$3,195	$11,765	$14,179

Restructuring Activities

We periodically implement plans to reduce our workforce, discontinue product lines, exit or refocus our business strategies and consolidate manufacturing, research and design center and administrative operations. We initiate these plans in an effort to improve our operational effectiveness, reduce costs or simplify our product portfolio. Exit costs primarily consist of facility closure costs. Employee separation costs consist primarily of severance payments to terminated employees. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from our company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. We reverse accruals to income when it is determined they are no longer required.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities and net operating loss and credit carryforwards. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

Valuation allowances of $560 million have been recorded on substantially all our domestic deferred tax assets as of December 31, 2008, as we have incurred cumulative losses in the United States. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of SFAS No. 109 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items. At December 31, 2008 valuation allowances of $61 million have been recorded on certain deferred tax assets in foreign jurisdictions.

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

Inventory Valuation Methodology

Inventory is valued at the lower of average cost or market. We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional inventory write-downs may be required. Inventory impairment charges establish a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information for the next 13 weeks as well as projecting future demand.

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

In 2008, in connection with the termination of the Q1 2008 Motorola Agreement, we recorded a $44 million non-cash reserve charge on cellular product inventory. If actual future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

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

In future periods, additional provisions may be necessary due to (1) a deterioration in the semiconductor pricing environment, (2) reductions in anticipated demand for semiconductor products and/or (3) lack of market acceptance for new products. If these factors result in a significant adjustment to sales discount and price protection allowances, they could significantly impact our future operating results.

Revenues from licensing our intellectual property have approximated 1%, 2% and 4% of net sales in 2008, 2007 and 2006, respectively. We expect to continue our efforts to monetize the value of our intellectual property in the future. These licensing agreements also can be linked with other contractual agreements and could represent multiple element arrangements under EITF Issue 00-21, “Revenue Arrangements With Multiple Elements” or contain future performance provisions pursuant to SEC Staff Accounting Bulletin 104, “Revenue Recognition.” The process of determining the appropriate revenue recognition in such transactions is highly complex and requires significant judgments and estimates.

Purchase Accounting and Intangible Assets

As discussed above, the Merger was completed on December 1, 2006 and was financed by a combination of borrowings under the Credit Facility, the issuance of the Notes, cash on hand and the equity investment of the Sponsors and management. The purchase price including direct acquisition costs was approximately $17.7 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer relationships, tradenames and trademarks, developed technology and IPR&D. Goodwill represents the excess of cost over the fair value of net assets acquired. For the Merger and for other significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt SFAS No. 160 in the first quarter of 2009. We are currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

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

At December 31, 2008, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $199 million. The notional amount of our foreign currency hedges decreased as a result of the change in functional currency for certain foreign operations to the U.S. dollar. The fair value of these forward contracts was a net unrealized gain of $9 million at December 31, 2008. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of December 31, 2008:

Buy (Sell)	December 31, 2008
Euro	$100
Malaysian Ringgit	$48
Singapore Dollar	$10
Japanese Yen	$7
Indian Rupee	$6
Israeli Shekel	$4

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $55 million as of December 31, 2008, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

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

At December 31, 2008, we had foreign currency exchange contracts designated as cash flow hedges with an aggregate notional amount of $186 million and fair value amount of a net unrealized loss of $7 million.

Interest Rate Risk

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, notes payable, long-term debt, and other financing commitments.

At December 31, 2008 we had interest bearing cash and cash equivalents of $900 million, and the fair value of our short-term investments was $494 million. A 10% change in market rates would have a $3 million impact on interest income and minimal impact on the fair value of our short-term investments.

At December 31, 2008, we had total debt of $9.8 billion, including $4.4 billion of variable interest rate debt based on either 1-month or 3-month LIBOR. As of December 31, 2008, we have effectively fixed our interest rate on $500 million of our variable rate debt through December 1, 2009 and on $200 million from December 1, 2009 through December 1, 2012. The fair value of the interest rate swap agreements at December 31, 2008 was a $26 million obligation, exclusive of the LCPI swap arrangement. Our remaining variable interest rate debt is subject to market rate risk, because our interest payments will fluctuate as the underlying interest rates change from market changes. During the period when our interest rate swap agreements are effective, a 10% change in interest rates would result in a change in interest expense of $8 million per year.

In December 2007, we elected to switch from 3-month LIBOR to 1-month LIBOR on our Term Loan in order to realize interest payment savings due to decreasing interest rates. As a result of making this election on the Term Loan, these interest rate swaps no longer qualified as cash flow hedges. In the first quarter of 2007, we also entered into an amendment to Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. In December 2008, we elected to switch back to 3-month LIBOR on the Term Loan; however, we elected not to re-designate the interest rate swaps as cash flow hedges under SFAS No. 133.

The fair value of our long-term debt approximated $4.4 billion at December 31, 2008, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. A 10% decrease in market rates would have a $13 million impact on the fair value of our long-term debt and a $1 million impact on the fair value of our interest rate swap agreements.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Freescale Semiconductor, Inc.:

We have audited the accompanying consolidated balance sheets of Freescale Semiconductor, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for the years ended December 31, 2008 and 2007 and the period from December 2, 2006 through December 31, 2006, and the consolidated statements of operations, stockholders’ equity and cash flows of Freescale Semiconductor, Inc. and subsidiaries (the “Predecessor”) for the period from January 1, 2006 through December 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and the period from December 2, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor’s operations and their cash flows for the period from January 1, 2006 through December 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective December 1, 2006, the Company acquired all of the outstanding stock of the Predecessor in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different basis than that for the period before the acquisition and, therefore, is not comparable.

KPMG LLP

Austin, Texas

February 5, 2009

Freescale Semiconductor, Inc.

Consolidated Statements of Operations

	Successor			Predecessor
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Net sales	$5,226	$5,722	$565	$5,794
Cost of sales	3,154	3,821	450	3,175

Gross margin	2,072	1,901	115	2,619
Selling, general and administrative	666	647	59	670
Research and development	1,140	1,139	99	1,105
Amortization expense for acquired intangible assets	1,042	1,310	106	11
In-process research and development	—	—	2,260	—
Reorganization of businesses, contract settlement, and other	53	64	—	(12)
Impairment of goodwill and intangible assets	6,961	449	—	—
Merger expenses	11	5	56	466

Operating (loss) earnings	(7,801)	(1,713)	(2,465)	379
Other (expense) income, net	(654)	(780)	(56)	33

(Loss) earnings before minority interest, income taxes and cumulative effect of accounting change	(8,455)	(2,493)	(2,521)	412
Minority interest	1	—	—	—
Income tax (benefit) expense	(543)	(886)	(134)	26

(Loss) earnings before cumulative effect of accounting change	(7,913)	(1,607)	(2,387)	386
Cumulative effect of accounting change, net of income tax expense	—	—	—	7

Net (loss) earnings	$(7,913)	$(1,607)	$(2,387)	$393

See accompanying notes.

Freescale Semiconductor, Inc.

Consolidated Balance Sheets

(in millions, except per share amount)	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$900	$206
Short-term investments	494	545
Accounts receivable, net	394	542
Inventory	755	779
Other current assets	459	718

Total current assets	3,002	2,790
Property, plant and equipment, net	1,931	2,517
Goodwill	—	5,330
Intangible assets, net	1,264	3,918
Other assets, net	473	548

Total assets	$6,670	$15,103

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Notes payable and current portion of long-term debt and capital lease obligations	$163	$93
Accounts payable	246	385
Accrued liabilities and other	595	574

Total current liabilities	1,004	1,052
Long-term debt	9,610	9,380
Deferred tax liabilities	376	1,114
Other liabilities	353	381

Total liabilities	11,343	11,927
Minority interest	1	—
Stockholder’s (deficit) equity:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	7,196	7,123
Accumulated other comprehensive earnings	37	47
Accumulated deficit	(11,907)	(3,994)

Total stockholder’s (deficit) equity	(4,674)	3,176

Total liabilities and stockholder’s (deficit) equity	$6,670	$15,103

See accompanying notes.

Freescale Semiconductor, Inc.

Consolidated Statements of Stockholder’s (Deficit) Equity

	Predecessor				Successor		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings (Accumulated Deficit)	Comprehensive Earnings (Loss)
	Class A Common Stock		Class B Common Stock		Common Stock
(in millions)	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Predecessor:

Balances at December 31, 2005	141	$1	270	$3	—	$—	$3,942	$(30)	$628	$474

Net earnings	—	—	—	—	—	—	—	—	393	393
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	56	—	56
Net unrealized gain on securities (net of tax effect)	—	—	—	—	—	—	—	10	—	10
Share repurchases	—	—	—	—	—	—	—	—	—	—
Vesting of RSUs	2	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	414	—	—	—
Employee stock purchase plan	—	—	—	—	—	—	—	—	(2)	—
Proceeds from stock option exercises	—	—	—	—	—	—	—	—	(131)	—
Additional tax benefit	—	—	—	—	—	—	6	—	—	—
Cumulative effect of FAS 123R	—	—	—	—	—	—	(7)	—	—	—

Balances at December 1, 2006	143	$1	270	$3	—	$—	$4,355	$36	$888	$459

Successor:
Investment by Parent	—	—	—	—	1,000	—	7,075	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,387)	(2,387)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	1	—	1
Net unrealized gain on derivative instruments (net of tax effect)	—	—	—	—	—	—	—	5	—	5
Amortization of deferred compensation	—	—	—	—	—	—	3	—	—	—

Balances at December 31, 2006	—	$—	—	$—	1,000	$—	$7,078	$6	$(2,387)	$(2,381)

Net loss	—	—	—	—	—	—	—	—	(1,607)	(1,607)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	21	—	21
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	—	—	—	(18)	—	(18)
Adjustment for initially applying SFAS No. 158 (net of tax effect)	—	—	—	—	—	—	—	38	—	38
Amortization of deferred compensation	—	—	—	—	—	—	45	—	—	—

Balances at December 31, 2007	—	$—	—	$—	1,000	$—	$7,123	$47	$(3,994)	$(1,566)

Net loss	—	—	—	—	—	—	—	—	(7,913)	(7,913)
Net foreign currency translation adjustments (net of tax effect)	—	—	—	—	—	—	—	9	—	9
Net unrealized loss on derivative instruments (net of tax effect)	—	—	—	—	—	—	—	(1)	—	(1)
SFAS No. 158 adjustment (net of tax effect)	—	—	—	—	—	—	—	(18)		(18)
Amortization of deferred compensation	—	—	—	—	—	—	73	—	—	—

Balances at December 31, 2008	—	$—	—	$—	1,000	$—	$7,196	$37	$(11,907)	$(7,923)

See accompanying notes.

Freescale Semiconductor, Inc.

Consolidated Statements of Cash Flows

	Successor			Predecessor
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Cash flows from operating activities:
Net (loss) earnings	$(7,913)	$(1,607)	$(2,387)	$393
Depreciation and amortization	1,855	2,150	167	620
Impairment charges and reorganization of businesses and other	7,014	513	—	(12)
Stock-based compensation	56	45	3	423
Deferred incomes taxes	(573)	(929)	(133)	28
(Gain) loss on extinguishment of debt	(83)	—	—	108
In-process research and development and other non-cash items	93	42	2,250	74
Excess tax benefits from equity-based compensation plans	—	—	—	(22)
Change in operating assets and liabilities, net of effects of acquisitions, dispositions:
Accounts receivable, net	193	76	(22)	(95)
Inventory	(83)	390	163	(148)
Accounts payable and accrued liabilities	(258)	(351)	26	(14)
Other operating assets and liabilities	109	97	(7)	(114)

Net cash provided by operating activities	410	426	60	1,241

Cash flows from investing activities:
Capital expenditures, net	(239)	(327)	(89)	(624)
Acquisition of Freescale	—	—	(17,713)	—
Acquisitions and strategic investments, net of cash acquired	(121)	—	—	(4)
Proceeds from sale of businesses and investments	26	32	—	2
Sales and purchases of short-term investments, net	51	(12)	(97)	772
Proceeds from sale of property, plant and equipment and assets held for sale	288	19	—	17
Payments for purchased licenses and other assets	(64)	(78)	(2)	(179)
Purchases of marketable securities	—	—	—	(1,508)
Sales of marketable securities	—	—	1	3,003
Maturities of marketable securities	—	—	—	122
Other	(10)	—	—	—

Net cash (used for) provided by investing activities	(69)	(366)	(17,900)	1,601

Cash flows from financing activities:
Investment by Parent	—	—	7,068	—
Debt issuance proceeds, net of debt issuance costs	—	—	9,184	—
Retirement of long-term debt and payments for capital lease obligations and notes payable	(150)	(45)	—	(1,317)
Proceeds from revolving loans	497	—	—	43
Proceeds from stock option exercises and ESPP stock purchases	—	—	—	163
Excess tax benefits from equity-based compensation plans	—	—	—	22
Purchases of treasury stock	—	—	—	(200)
Other	—	(2)	(71)	62

Net cash provided by (used for) financing activities	347	(47)	16,181	(1,227)

Effect of exchange rate changes on cash and cash equivalents	6	16	—	9

Net increase (decrease) in cash and cash equivalents	694	29	(1,659)	1,624
Cash and cash equivalents, beginning of period	206	177	1,836	212

Cash and cash equivalents, end of period	$900	$206	$177	$1,836

See accompanying notes.

Freescale Semiconductor, Inc.

Notes to Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: Freescale Semiconductor, Inc. (“Freescale”) was incorporated in Delaware on December 3, 2003 in preparation for the contribution and transfer by Motorola, Inc. (“Motorola”) of substantially all of its semiconductor businesses’ assets and liabilities to (the “Contribution”) and an initial public offering (“IPO”) of Freescale Class A common stock. Freescale completed the Contribution in the second quarter of 2004 and the IPO on July 21, 2004. Prior to the IPO, Freescale was a wholly owned subsidiary of Motorola. All of the Freescale Class B shares of common stock were held by Motorola until Motorola distributed its remaining ownership interest in us by means of a special dividend to its common stockholders (the “Distribution”) on December 2, 2004 (the “Distribution Date”).

On December 1, 2006, Freescale was acquired by a consortium of private equity funds (the “Merger”). The consortium includes The Blackstone Group, The Carlyle Group, funds advised by Permira Advisers, LLC, TPG Capital and others (collectively, the “Sponsors”). The Merger was accomplished through the terms of an Agreement and Plan of Merger entered into on September 15, 2006 (the “Merger Agreement”) by and among Freescale, Firestone Holdings LLC, a Delaware limited liability company that transferred and assigned all of its assets, liabilities, rights and obligations to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”), and Freescale Acquisition Corporation (formerly Firestone Acquisition Corporation), an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Freescale, and as a result, Freescale continues as the surviving corporation and a wholly owned indirect subsidiary of Parent. Parent is an entity controlled by the Sponsors.

At the close of the Merger, Freescale became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), substantially all of which is wholly owned by Parent. All six of these companies were formed for the purpose of facilitating the Merger and are collectively referred to as the “Parent Companies.” Subsequent to the closing of the Merger, we issued approximately 1,000 shares of our common stock, par value $0.01, to our Parent in exchange for a contribution of approximately $7.1 billion. Freescale refers to the operations of Freescale Semiconductor, Inc. and its subsidiaries for both the Predecessor and Successor Periods. Freescale (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) means Freescale Semiconductor, Inc. and its subsidiaries, as the context requires.

Our consolidated financial statements include all majority-owned subsidiaries, variable interest entities in which the Company is the primary beneficiary, and assets and liabilities of the Company. We consolidate the financial results of Freescale Semiconductor EME&A SA (“SBE”). The SBE was established to provide sales and distribution services to our European external customers from one centralized location. Freescale and Providence Holdings Hungary Kft (“Freescale Hungary”) each own a 50% interest in the SBE, with Freescale Hungary being the minority interest holder. Investments in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost. All material intercompany transactions between and among the Company and its subsidiaries have been eliminated. Amounts pertaining to the non-controlling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries, are reported as minority interest in other liabilities.

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

Risks and Uncertainties: We have experienced continued pressure on revenues associated with the macroeconomic weakness, particularly in the automotive industry. We expect weaker demand with respect to the automotive industry as well as with other of our end markets to persist which will affect our revenue and profitability into 2009. Given the nature of the global macroeconomic weakness and its effects on our end markets, we are unable to precisely forecast when or if revenues and profitability will return to previous levels. In addition, the semiconductor industry is consolidating, and nowhere is this more evident than in the cellular handset market. The cellular handset growth rate has slowed, and the challenge to fund research and development and higher levels of integration is becoming increasingly costly.

On October 2, 2008, we announced plans to sharpen our strategic focus on growth markets and key market leadership positions. In addition, we announced that we are exploring strategic options for our cellular handset business and intend to complete a sale, joint venture agreement or other transformation in the coming months. We also updated an arrangement with our customer, Motorola, on September 26, 2008, whereby Motorola agreed to provide certain consideration in exchange for us eliminating their remaining minimum purchase commitments. Our cellular handset product group revenues decreased 82% in the fourth quarter of 2008 versus the fourth quarter of 2007 and by 13% for the year ended December 31, 2008 versus the prior year.

We have also been significantly impacted by the weakness in the U.S. automotive market in 2008, as light vehicle production by the Big 3 U.S. automakers in 2008 declined approximately 22% versus the prior year. Our Microcontroller Solutions and Radio Frequency, Analog and Sensor automotive revenues in the fourth quarter of 2008 were 36% lower than the fourth quarter of 2007. Automotive revenues were 31% of our total revenues for 2008. We expect these conditions to persist into 2009 and to adversely affect our revenue and profitability, but we are not able to precisely forecast the level and duration of such weakened demand.

Revenue Recognition: We recognize revenue from product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable, and collection of the related receivable is reasonably assured, which is generally at the time of shipment. Sales with destination point terms, which are primarily related to European customers where these terms are customary, are recognized upon delivery. Accruals are established, with the related reduction to revenue, for allowances for discounts and product returns based on actual historical exposure at the time the related revenues are recognized. Revenue is reported net of sales taxes. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized at the time we have fulfilled our obligations and the fee received is fixed or determinable or is deferred. Revenues from contracts with multiple elements are recognized as each element is earned based on the relative fair value of each element when there are no undelivered elements that are essential to the functionality of the delivered elements and when the amount is not contingent upon delivery of the undelivered elements. As a percentage of sales, revenue related to licensing agreements represented 1%, 2%, 4% and 4% for the years ended December 31, 2008 and December 31, 2007, the Successor Period and the Predecessor Period, respectively.

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

Cash and Cash Equivalents: We consider all highly liquid investments, not considered short-term investments, purchased with an original maturity of three months or less to be cash equivalents.

Inventory: Inventory is valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated amortization and depreciation. Depreciation is recorded using the declining-balance or the straight-line methods, based on the lesser of the estimated useful or contractual lives of the assets (for both Successor and Predecessor Periods: buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years), and commences once the assets are ready for their intended use. The useful lives of the assets acquired by the Successor as part of the Merger were established in connection with the allocation of fair values at December 2, 2006.

Assets Held for Sale: When management determines that an asset is to be sold and that it is available for immediate sale subject only to terms that are usual and customary, the asset is no longer depreciated and reclassified to assets held for sale. Assets held for sale are reported in other current assets at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets: Goodwill represents the excess of the cost over the fair value of the assets of the acquired business. Goodwill is reviewed for impairment at least annually during the fourth quarter. Intangible assets are amortized on a straight line basis over their respective estimated useful lives ranging from 2 to 10 years for the Successor Periods and 3 to 10 years for the Predecessor Period. The useful lives of the intangible assets acquired by the Successor as part of the Merger were established in connection with the allocation of fair values at December 2, 2006. We have no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets: Long-lived assets held and used by us and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using either a future discounted cash flow analysis or a market analysis approach.

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

Foreign Currency Translation: Prior to January 1, 2008, many of our non-U.S. operations used the respective local currencies as the functional currency. Those non-U.S. operations which did not use the local currency as the functional currency used the U.S. dollar. The effects of translating the financial position and results of operations of local currency functional operations into U.S. dollars were included in a separate component of stockholder’s equity.

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

Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, investments, accounts payable, accrued liabilities, derivative contracts and long-term debt. Except for the fair value of our long-term debt, the fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 2008 and 2007. See Notes 3, 4 and 5 for further details concerning fair value measurement, the fair value of our long-term debt and foreign currency derivative contracts, respectively.

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

Business Segments: Management believes the current organizational structure of our sales and marketing, new product introduction, and supply chain operations enable us to execute to our strategic growth initiatives. We have four major focused product design groups to facilitate faster decision making and focus on delivering new products. As a result of the current organizational structure, we operate and account for our results in one reportable segment. We design, develop, manufacture and market high performance semiconductor products. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). We have one operating segment, as defined by SFAS No. 131, and therefore the aggregation criteria to determine the reportable segment is not applicable.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, we will adopt SFAS No. 160 in the first quarter of 2009. We are currently evaluating the impact of SFAS No. 160 on the consolidated financial statements.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

Merger Costs

In 2008, we incurred merger costs of $11 million, which consist primarily of retention costs associated with the SigmaTel, Inc. acquisition and accounting, legal and other professional fees. We incurred Merger costs of $5 million in 2007 primarily for accounting, legal and other professional fees. During 2006, we incurred costs associated with the Merger of $522 million. These costs consisted of (i) $93 million related to the redemption of our 6.875% Notes and our 7.125% Notes (as defined in Note 4), (ii) $297 million in stock-based compensation expense related to the accelerated vesting of the Predecessor stock options, restricted stock units and stock appreciation rights awards, (iii) $106 million in accounting, investment banking, legal and other professional fees, and (iv) $26 million in employee compensation and payroll taxes.

Other (Expense) Income, Net

The following table displays the amounts comprising other (expense) income, net in the accompanying audited Consolidated Statements of Operations:

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Interest expense	$(659)	$(834)	$(71)	$(93)
Interest income	36	50	13	131

Interest (expense) income, net	(623)	(784)	(58)	38

Other, net	(31)	4	2	(5)

Other (expense) income, net	$(654)	$(780)	$(56)	$33

During 2008, we recorded an $83 million pre-tax gain as a reduction to interest expense in connection with the repurchase of $89 million of our Senior Subordinated Notes, $63 million of our Fixed Rate Notes and $25 million of our Floating Rate Notes. (“Senior Subordinated Notes,” “Fixed Rate Notes,” and “Floating Rate Notes” are each defined in Note 4).

During 2008, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”) we recognized a $38 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as cash flow hedges.

During the Successor Period of 2006, we recorded a $15 million pre-tax loss in interest expense as a result of our early redemption of our Predecessor Floating Rate Notes, as defined in Note 4.

Cash paid for interest was $717 million in 2008, $831 million in 2007, less than $1 million in the 2006 Successor Period, and approximately $106 million in the 2006 Predecessor Period.

Gains on Sales of Investments and Businesses

In 2008, we recorded a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method. In addition, we recorded a loss of $5 million in other, net associated with one of our investments accounted for under the equity method.

In 2007, we sold our power amplifier product line for cash consideration of $32 million. We recorded a $10 million reduction of inventory, an $11 million reduction to goodwill, $10 million in deferred revenue and $1 million in costs in connection with this transaction. No gain or loss was recognized on the sale.

Balance Sheet Supplemental Information

Short-Term Investments

Freescale and its subsidiaries invest a portion of their excess cash in a money market fund, which is a wholly owned subsidiary. The money market fund provides Freescale and its subsidiaries a mechanism to effectively and efficiently manage its free cash flow on a global basis. The money market fund does not have investments in related parties of Holdings I or its subsidiaries.

The money market fund portfolio is managed by one major outside investment management firm and includes investments in high quality (rated at least A/ A-2 by S&P or A2/ P-2 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. We rely on independent, third-party sources for securities pricing; however, due to recent illiquidity in the financial markets, certain securities are not actively trading, causing sporadic pricing. We cannot guaranty that ongoing illiquidity will not cause adverse pricing adjustments; however, absent further deteriorating market conditions, we believe securities will settle at par upon maturity. The underlying weighted average maturity of the investments was approximately 49 days and 46 days at December 31, 2008 and 2007, respectively. We value investments in the money market fund using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security.

Inventory

Inventory consisted of the following:

	December 31, 2008	December 31, 2007
Work in process and raw materials	$531	$527
Finished goods	224	252

	$755	$779

We recognized $7 million, $416 million and $141 million in cost of sales related to purchase accounting adjustments to inventory in the years ended December 31, 2008 and December 31, 2007 and the 2006 Successor Period, respectively. See discussion on “Goodwill and Intangibles” included in this Note.

In 2008, we recorded a $44 million non-cash charge for inventory reserves in connection with the termination of our amended and extended arrangement with Motorola, which was executed in the first quarter of 2008 (“Q1 2008 Motorola Agreement”). This charge was offset by a portion of the consideration received in connection with the termination of the Q1 2008 Motorola Agreement.

Other Current Assets

Other current assets consisted of the following:

	December 31, 2008	December 31, 2007
Miscellaneous receivables	$197	$95
Prepaid expenses	30	27
Deferred taxes	129	243
Derivative contracts	12	18
Assets held for sale	30	291
Other	61	38

	$459	$712

Assets held for sale were $30 million and $291 million at December 31, 2008 and 2007, respectively. The assets held for sale at December 31, 2008 consisted primarily of facilities located in Dumfermline, Scotland, and Tempe, Arizona and a corporate jet. The assets held for sale at December 31, 2007 consist primarily of our assets in a 300-millimeter wafer fabrication facility in Crolles, France operated under an alliance agreement with two other partners, and facilities located in Dunfermline, Scotland and Austin, Texas.

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31, 2008	December 31, 2007
Land	$113	$108
Buildings and improvements	991	961
Machinery and equipment	2,150	2,037
Assets not yet placed in service	44	99

Total	3,298	3,205
Less accumulated depreciation	(1,367)	(688)

	$1,931	$2,517

Depreciation and amortization expense was $709 million for the year ended December 31, 2008, $768 million for the year ended December 31, 2007, $55 million for the 2006 Successor Period, and $506 million for the 2006 Predecessor Period.

Included in property, plant and equipment are capital lease assets of $38 million and $50 million as of December 31, 2008 and 2007, respectively. These amounts are net of accumulated amortization of $36 million and $16 million as of December 31, 2008 and 2007, respectively.

Goodwill

The following table displays a roll-forward of the carrying amount of goodwill from January 1, 2007 to December 31, 2008:

Balance as of January 1, 2007	$5,293
Additions	70
Reductions	(33)

Balance as of December 31, 2007	5,330

Additions	21
Reductions	(5,351)

Balance as of December 31, 2008	$—

2008 Goodwill Adjustments

In connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in market capitalization of the public companies in our peer group throughout the year and as of December 31, 2008, our intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and our developed technology / purchased licenses, customer relationship, and trademark / tradename intangible assets. The goodwill, developed technology / purchased licenses, customer relationships, and trademarks / tradenames were primarily established in purchase accounting at the completion of the Merger in December 2006.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of our reporting unit below its carrying value. The determination of fair value used in the impairment evaluation is based on a combination of the income approach, utilizing the discounted cash flow method, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. We determined that our carrying value exceeded our fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We determined that the implied fair value of our goodwill was less than its carrying value by $5.4 billion, which was recorded as a goodwill impairment charge in 2008.

In the fourth quarter of 2008, we made a strategic acquisition which resulted in an $18 million increase to goodwill.

2007 Goodwill Adjustments

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

In the fourth quarter of 2007, we sold our power amplifier business, which resulted in an $11 million reduction to goodwill.

Intangible Assets, Net

Amortized intangible assets were composed of the following:

	December 31, 2008		December 31, 2007
	Amortized Cost	Accumulated Amortization	Amortized Cost	Accumulated Amortization
Developed technology / purchased licenses	$3,222	$2,060	$4,006	$1,160
Customer relationships	362	360	1,084	236
Trademarks / tradenames	153	53	252	28

	$3,737	$2,473	$5,342	$1,424

Amortization expense is estimated to be $494 million in 2009, $470 million in 2010, $236 million in 2011, $13 million in 2012, $13 million in 2013 and $38 million thereafter.

SigmaTel, Inc.

We acquired SigmaTel, Inc. (“SigmaTel”) on April 30, 2008 for cash consideration of $115 million, including $5 million of direct acquisition costs. SigmaTel was a fabless semiconductor company which designed, developed and marketed mixed-signal ICs for the consumer electronics market. In accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total purchase price was allocated to our net tangible and identifiable intangible assets based on their estimated fair values as of April 30, 2008. Included in the acquisition date tangible assets were $21 million in cash and cash equivalents and $32 million in auction rate securities. The auction rate securities are included in other assets, net. Approximately $3 million of the acquisition date purchase price was allocated to in-process research and development. This amount was recognized as research and development expense upon the closing of the acquisition. During the first nine months of 2008, we also recorded a $7 million charge to cost of sales related to purchase accounting adjustments to inventory. There was no goodwill associated with the acquisition of SigmaTel. In the third quarter of 2008, FSL, Inc. sold $16 million of assets associated with SigmaTel’s business that designed and sold integrated circuits to the printer market. These assets were classified as held-for-sale as of June 27, 2008. In addition, concurrent with the finalization of the purchase price allocation in the fourth quarter of 2008, we allocated $7 million of the purchase price to intangible assets.

Impairments

During 2008, as a result of the aforementioned impairment indicators discussed in “Goodwill” and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we performed an analysis utilizing discounted future cash flows related to the specific amortized intangible assets to determine the fair value of each of our intangible asset groups (developed technology / purchased licenses, customer relationships, and trademarks / tradenames). Prior to a business reorganization of Freescale, resulting in a change of the overall operating structure of our Company in the fourth quarter of 2007, we operated and accounted for our results under three reportable segments, and as such our intangible assets were included within those reportable segments. Upon concluding the net book value related to customer relationships, tradenames / trademarks and developed technology / purchased licenses intangible assets exceeded the future undiscounted cash flows and fair value attributable to such intangible assets, we recorded impairment charges of $724 million, $99 million and $810 million, respectively, related to those intangible assets in 2008.

Other Assets, Net

Other assets, net consisted of the following:

	December 31, 2008	December 31, 2007
Deferred financing costs, net	$199	$228
Deferred income taxes	60	67
Other long-term receivables	56	97
Strategic investments	21	12
Asia land leases	20	20
Income tax receivable	10	37
Pension plan assets	1	32
Other	106	55

	$473	$548

Accrued Liabilities and Other

Accrued liabilities consisted of the following:

	December 31, 2008	December 31, 2007
Severance	$126	$31
Compensation	152	219
Accrued technology cost	49	24
Interest payable	29	44
Deferred revenue	28	30
Interest rate swap liability	28	—
Taxes other than income taxes	25	63
Stock-based compensation	22	34
Income tax payable	7	21
Environmental liability	6	7
Other	123	101

	$595	$574

Other Liabilities

Other liabilities consisted of the following:

	December 31, 2008	December 31, 2007
Retiree healthcare obligation	$136	$152
Income taxes payable	80	77
Pension obligations	54	56
Environmental liability	39	40
Capital leases	15	25
Interest rate swap liability	10	17
Other	19	14

	$353	$381

Additional Paid-In Capital

In connection with the closing of the Merger, we issued approximately 1,000 million shares of our common stock, par value $0.01, to our Parent in exchange for a contribution of approximately $7.1 billion.

Accumulated Other Comprehensive (Loss) Income

The following table provides the components of accumulated other comprehensive income (loss):

	Minimum Pension Liability	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Postretirement Obligation	Foreign Currency Translation	Total
Predecessor:
Balance at December 1, 2006	$(1)	$1	$—	$36	$36

Successor:
Current period net change	$—	$5	$—	$1	$6

Balance at December 31, 2006	—	5	—	1	6

Current period net change	—	(18)	38	21	41

Balance at December 31, 2007	—	(13)	38	22	47

Current period net change	—	(1)	(18)	9	(10)

Balance at December 31, 2008	$—	$(14)	$20	$31	$37

The adjustment for initially applying SFAS No. 158 was recorded to accumulated other comprehensive income (loss) for $38 million, net of deferred tax of $20 million, as of December 31, 2007. See Note 6 for further discussion.

(3) Fair Value Measurement

We measure cash and cash equivalents, short-term investments and foreign currency derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of December 31, 2008. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,102	$1,102	$—	$—
Time deposits (2)	144	144	—	—
Corporate bonds (2)	37	—	37	—
Asset-backed securities (2)	26	—	20	6
Auction rate securities (3)	28	—	—	28
Marketable equity securities (3)	1	1	—	—
Foreign currency derivative contracts (4)	12	—	12	—
Other derivatives (3)	5	—	—	5

Total Assets	$1,355	$1,247	$69	$39

Liabilities
Interest rate swap agreements (5)	$37	$—	$26	$11
Foreign currency derivative contracts (4)	10	—	10	—

Total Liabilities	$47	$—	$36	$11

The following footnotes indicate where the noted items are recorded in our audited Consolidated Balance Sheet at December 31, 2008:

(1)	Money market funds are comprised of cash and cash equivalents and short-term investments.
(2)	Time deposits, corporate bonds and asset-backed securities are reported as short-term investments.
(3)	Auction rate securities, marketable equity securities and other derivatives are reported as other long-term assets.
(4)	Foreign currency derivative contracts are reported as either other current assets or accrued liabilities and other.
(5)	Interest rate swap agreements are reported as current liabilities and other long-term liabilities.

Valuation Methodologies

The corporate bonds and asset-backed securities classified above as Level 2 are those that are professionally managed within our wholly-owned money market fund. The pricing methodology applied includes a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on market conditions. Not all of the standard inputs listed will be used each time in the valuation models. Due to the recent uncertainties in the credit markets, one of our asset-backed securities with a fair value of $6 million as of December 31, 2008 is classified as Level 3.

Our investments in student loan auction-rate securities (“ARS”) were acquired as a result of the SigmaTel acquisition which occurred in the second quarter of 2008. Due to uncertainties in the credit markets, the auctions for these securities have failed to settle on their respective settlement dates, and as a result, Level 1 and Level 2 pricing is not available. Therefore, these securities are classified as Level 3 assets and we have used a discounted cash flow (“DCF”) model to determine the estimated fair value as of December 31, 2008. The assumptions used in preparing the DCF model include estimates for (i) the amount and timing of future interest and principal payments and (ii) the rate of return required by investors to own these securities in the current environment. In making these assumptions, we considered relevant factors including: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the guarantees by the U.S. Department of Education of the underlying student loans and guarantees by other third parties. Our estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for ARS. During the fourth quarter of 2008, FSL, Inc. received and accepted an offer from UBS whereby we can exercise our rights under the agreement and sell our eligible ARS to UBS during the period of June 30, 2010 through July 2, 2012 for par value. The $5 million value of the redemption rights were determined using a discounted cash flow model similar to that used to value the ARS.

In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument. For foreign currency derivatives, our approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since we only use observable inputs in our valuation of our derivative assets and liabilities, they are considered Level 2. On the termination of $400 million notional amount of our interest rate swaps as a result of the bankruptcy filing of Lehman Commercial Paper, Inc. (the “LCPI swap arrangement”), we recorded an $11 million liability. The LCPI swap arrangement is classified as Level 3.

The following table summarizes the change in the fair value for Level 3 inputs for the twelve months ended December 31, 2008:

Level 3 Inputs
Balance as of January 1, 2008	$10
Impairment of asset-backed securities (included in interest income)	(2)
Purchases, sales, issuances and settlements, net	(2)
ARS acquired as a result of the SigmaTel acquisition	28
Redemption rights on ARS	5
LCPI swap arrangement	(11)

Balance as of December 31, 2008	$28

(4) Debt

Our long-term debt at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Term loan	$3,430	$3,465
Revolving credit facility	460	—
Floating rate notes due 2014	475	500
9.125%/9.875% PIK-election notes due 2014	1,506	1,500
8.875% notes due 2014	2,287	2,350
Subordinated 10.125% notes due 2016	1,511	1,600

	9,669	9,415
Less: current maturities	(59)	(35)

Total long-term debt	$9,610	$9,380

Senior Secured Credit Facilities

On December 1, 2006, Freescale, Holdings III, IV, and V entered into a senior secured credit facility (“Credit Facility”) to fund a portion of the Merger consideration, as well as costs associated with the Merger. The Credit Facility included (i) a seven-year, $3.5 billion term loan, including letters of credit and swing line loan sub-facilities (“Term Loan”), and (ii) a six-year revolving credit facility with a committed capacity of $750 million (“Revolver”). The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable.

On October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. LCPI is a counterparty to the Revolver and one of our interest rate swaps with a notional amount of $400 million. LCPI provides a commitment in the amount of $60 million of the Revolver; therefore, we do not expect that future borrowing requests will be honored by LCPI.

We may, subject to customary conditions, request an increase in the amount available under the Credit Facility of up to an additional $1 billion for a total commitment of up to $5.19 billion. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. In the fourth quarter of 2008, we drew down $460 million, net of LCPI non-funding, from the Revolver. At December 31, 2008, $3,430 million and $460 million was outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining committed capacity of $207 million, excluding the LCPI commitment and $23 million outstanding letters of credit.

The Term Loan and Revolver bear interest, at our option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at December 31, 2008 was 3.93% and 2.46%, respectively. On February 14, 2007, we entered into an amendment to the Term Loan, lowering the spread over LIBOR from 2.00% to 1.75%. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. We are also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. We are also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at a rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.

The obligations under the Credit Facility are unconditionally guaranteed by each of the Parent Companies and, subject to certain exceptions, each of our material domestic wholly owned Restricted Subsidiaries, as defined in the Credit Facility agreement. As of December 31, 2008, we had no material domestic wholly owned Restricted Subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all the following assets of Freescale and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of each of Holdings III, Holdings IV and Holdings V, a pledge of 100% of the capital stock of Freescale, 100% of the capital stock of our subsidiary SigmaTel, Inc. and 65% of the voting stock (and 100% of the non-voting stock) of each of our material wholly-owned foreign subsidiaries, in each case that are directly owned by Freescale or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of each of Holdings IV, Holdings V and Freescale and each material domestic wholly-owned Restricted Subsidiaries. In addition, in the event that we (i) transfer foreign subsidiaries to, or form new foreign subsidiaries under, Holdings III or another foreign entity (but not any entity directly or indirectly owned by a U.S. entity) or (ii) transfer assets to such foreign subsidiaries, we will be required to pledge 100% of the voting stock of those wholly owned foreign subsidiaries so transferred or formed, and such foreign subsidiaries would be required to guarantee our obligations under the senior secured credit agreement.

There are prepayment requirements under the Credit Facility in certain circumstances and subject to certain exceptions. These potential prepayment requirements include (i) 50% of annual excess cash flow as defined in the senior secured credit agreement, subject to an incremental, full step-down based upon attaining certain leverage ratios; (ii) 100% of net cash proceeds of all nonordinary course assets sales or other dispositions by Holdings III and its restricted subsidiaries if the net cash proceeds are not reinvested in the business; and (iii) 100% of the net proceeds of any issuance or incurrence of debt by Holdings III or any of its restricted subsidiaries, other than debt permitted under our Credit Facility. The foregoing mandatory prepayments will be applied to scheduled installments of the Term Loan in direct order of maturity. Based on our annual operating results for the year ended December 31, 2008, we will be required to make a mandatory prepayment based on excess cash flows of approximately $24 million in February 2009. This amount is classified as a current liability in the accompanying audited Consolidated Balance Sheet as of December 31, 2008.

In connection with the issuance of the Term Loan and Floating Rate Notes, we also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $500 million of the variable interest rate debt, excluding the LCPI swap arrangement, to fixed interest rate debt through December 1, 2009 or December 1, 2012. See Note 5 for further discussion.

Senior Notes

On December 1, 2006, we issued $4.35 billion aggregate principal amount of senior unsecured debt securities (“Senior Notes”) in order to fund a portion of the Merger consideration, as well as costs associated with the Merger. Included in the issuance were: (i) a series of floating rate notes due 2014 with an aggregate principal amount of $500 million (“Floating Rate Notes”); (ii) a series of 9.125%/9.875% PIK-election notes due 2014 with an aggregate principal amount of $1,500 million (“Toggle Notes”); and, (iii) a series of 8.875% notes due 2014 with an aggregate principal amount of $2,350 million (“Fixed Rate Notes”). The Floating Rate Notes bear interest at a rate, reset quarterly, equal to three-month LIBOR (which was 2.00% on December 31, 2008) plus 3.875% per annum, which is payable quarterly in arrears on every March 15, June 15, September 15 and December 15 commencing March 15, 2007. The Fixed Rate Notes bear interest at 8.875% per annum, which is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. Interest on the Toggle Notes is payable semi-annually in arrears on every June 15 and December 15 commencing June 15, 2007. For any interest period through December 15, 2011, we may elect to pay interest on the Toggle Notes (i) in cash, (ii) by electing to use the payment-in-kind (“PIK”) feature and increasing the principal amount of the Toggle Notes, or (iii) an evenly split combination of the foregoing. Interest payable in cash will accrue at a rate equal to 9.125% per annum, and interest payable by increasing the principal amount of the Toggle Notes will accrue at the cash interest rate plus 0.75% per annum. After December 15, 2011, we must pay all interest payments on the Toggle Notes in cash, and they will be treated as having been issued with original issue discount for federal income tax purposes. The Senior Notes will mature concurrently on December 15, 2014.

During 2008, we repurchased $63 million of their outstanding Fixed Rate Notes and $25 million of their Floating Rate Notes. We used funds from the short-term investment portfolio for the purchase and early retirement of these notes at a $52 million discount. The redemption price included accrued and unpaid interest up to, but not including, the redemption date. We also incurred $2 million in non-cash charges associated with the recognition of unamortized debt issue costs associated with the early retirement of this debt.

In 2008, we elected to use the PIK feature of our outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009. In connection with this election, on December 4, 2008, we delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that will be due on such notes on the June 15, 2009 interest payment date, we will make such interest payment by paying in kind at the PIK interest rate of 9.125% instead of paying interest in cash. As a result, we will accrue approximately $68 million of PIK interest as long-term debt through June 15, 2009. After the June 15, 2009 payment date, interest will accrue on the PIK portion of the Toggle Notes at a PIK interest rate of 9.875%. As of December 31, 2008, $6 million of accrued PIK Interest associated with the Toggle Notes was classified as long-term debt.

As of December 31, 2008, we had an aggregate principal amount of $4,268 million in Senior Notes outstanding consisting of (i) $475 million of Floating Rate Notes, (ii) $1,506 million of Toggle Notes, and (iii) $2,287 million of Fixed Rate Notes.

Relative to our overall indebtedness, the Senior Notes, in right of payment, rank (i) equal to all senior, unsecured indebtedness (ii) senior to all subordinated indebtedness (including the senior subordinated notes referenced hereafter), and (iii) junior to all secured indebtedness (including the aforementioned Credit Facility), to the extent of the assets securing that indebtedness. The Senior Notes are guaranteed, joint and severally, by the Parent Companies with a guarantee that ranks equal in the right of payment to all of the senior indebtedness of each parent guarantor. In the future, each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility will also guarantee the Senior Notes to the extent of the guarantee under the former.

We may redeem, in whole or in part, the Toggle Notes and the Fixed Rate Notes at any time prior to December 15, 2010, in each case at a redemption price equal to 100% of the related notes’ principal balance, plus accrued and unpaid interest, if any, plus the Applicable Premium, as defined in the Indenture Agreement. We may also redeem, in whole or in part, the Floating Rate Notes at any time on or after December 15, 2008, and the Toggle Notes and Fixed Rate Notes at any time on or after December 15, 2010. In each case, the redemption price equals a fixed percentage of the related notes’ principal balance ranging from 100% to 104.6%, depending upon the series of notes redeemed and the redemption date, plus accrued and unpaid interest. In addition, we may redeem up to 35% of the outstanding Toggle Notes and the Fixed Rate Notes with the net proceeds of one or more equity offerings until December 15, 2009.

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

During 2008, we repurchased $89 million of their outstanding Senior Subordinated Notes at a $31 million discount. They used funds from the short-term investment portfolio for the purchase and early retirement of these notes. The redemption price included accrued and unpaid interest up to, but not including, the redemption date. We also incurred $2 million in non-cash charges associated with the recognition of unamortized debt issue costs associated with the early retirement of this debt. As of December 31, 2008, we had an aggregate principal amount of $1,511 million in Senior Subordinated Notes outstanding.

The Senior Subordinated Notes rank junior in right of payment to the senior indebtedness, including indebtedness under the aforementioned Credit Facility and Senior Notes. The Senior Notes are guaranteed, joint and severally, by the Parent Companies with a guarantee that ranks junior in right of payment to all of the senior indebtedness of each parent guarantor. In the future, each of our wholly-owned subsidiaries that guarantee indebtedness under the Credit Facility will also guarantee the Senior Subordinated Notes.

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

In connection with the issuance of the Notes and Credit Facility, we incurred $266 million in debt issuance costs. The unamortized component of these costs are recorded in other assets and are being amortized on the effective interest rate method.

Covenant Compliance

The Credit Facilities and Notes have restrictive covenants that limit our ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facilities, we must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants, including covenants relating to maintenance of specified financial ratios. The Credit Facilities and Notes also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross-faults or cross-escalation provisions. We were in compliance with these covenants as of December 31, 2008.

The maintenance of certain of our financial ratios is based on our level of profitability. The 2009 global economic environment will continue to adversely impact our business and result in lower operating profitability. These lower levels of profitability will cause our incurrence-based financial ratios to fall outside of the prescribed ranges set forth in the Credit Facility, which will impose certain of the restrictions as discussed in the preceding paragraph.

Credit Ratings

As of December 31, 2008 and 2007, our corporate credit ratings from Standard & Poor’s, Moody’s were B+ and B1, respectively. As of December 31, 2008 and 2007, our Fitch rating was B and B+, respectively. In January 2009, Standard & Poor’s, Moody’s and Fitch downgraded our corporate credit ratings to B-, Caa1 and CCC, respectively.

Other Indebtedness

During the third quarter of 2006, a foreign subsidiary of ours borrowed $38 million under a Japanese yen-denominated revolving loan agreement to repay an intercompany loan. In the fourth quarter of 2008, the foreign subsidiary borrowed an additional $37 million in order to enhance its cash position and liquidity. The term of the loan is one year and is extended by one year automatically on every anniversary of the original execution date (June 1, 2002). The interest rate on the loan is based on the one-month Tokyo Interbank Offered rate (TIBOR), which was 0.71% as of December 31, 2008, plus a spread of 0.15%. As of December 31, 2008, $92 million was outstanding under the loan.

At December 31, 2008 and 2007, the fair value of our long-term debt was approximately $4.5 billion and $8.3 billion, respectively, which was determined based upon quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily the amount which could be realized in a current market exchange.

We are required to make debt service payments under the terms of our debt agreements. The obligated debt payments for 2009 is $151 million. Future obligated debt payments are $35 million in 2010, $35 million in 2011, $495 million in 2012, $3,266 million in 2013 and $5,779 million thereafter.

(5) Risk Management

Foreign Currency Risk

As discussed in Note 1, we changed the functional currency for certain foreign operations to the U.S. dollar effective January 1, 2008. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed.

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

At December 31, 2008 and 2007, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling approximately $199 million and $561 million, respectively, which are accounted for at fair value. The notional amount of our foreign currency hedges decreased as a result of the change in functional currency for certain foreign operations to the U.S. dollar. The fair value of the forward contracts was a net unrealized gain of $199 million and a net unrealized gain of $9 million at December 31, 2008 and 2007, respectively. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions as of December 31, 2008 and 2007:

Buy (Sell)	December 31, 2008	December 31, 2007
Euro	$100	$(18)
Malaysian Ringgit	$48	$53
Singapore Dollar	$10	$—
Japanese Yen	$7	$17
Indian Rupee	$6	$—
Danish Kroner	$—	$(415)

Cash Flow Hedges

At December 31, 2008, we had foreign currency exchange contracts designated as cash flow hedges with an aggregate notional amount of $186 million and a fair value of a net unrealized loss of $7 million. At December 31, 2007, we had foreign currency exchange contracts designated as cash flow hedges with an aggregate notional amount of $168 million and a fair value amount of $3 million.

Commodity Price Risk

During the second quarter of 2006, we instituted a gold hedging program which incorporates the use of financial derivative instruments to hedge our exposure to material increases in gold wire prices caused by changes in the spot price of gold bullion. At December 31, 2008, we had no outstanding gold wire hedge contracts.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. In 2006 and 2007, we entered into interest rate swap agreements with a total notional value of $900 million; however, on October 5, 2008, LCPI filed a petition under Chapter 11 of the U.S. Bankrupty Code with the United State Bankruptcy Court for the Southern District of New York. Accordingly, on October 23, 2008, we terminated our interest rate swap agreement with LCPI. This interest rate swap had a notional amount of $400 million. As of December 31, 2008, we have effectively fixed our interest rate on $500 million of our variable rate debt through December 1, 2009.

During 2008, we entered into two additional interest rate swaps, each with a notional amount of $100 million, respectively. These swaps are effective from December 1, 2009 through December 1, 2012. As they do not meet the requirements of a cash flow hedge, all related gains and losses will be recognized in other, net in the Consolidated Statement of Operations.

An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparty a stream of fixed interest payments at an average rate of 4.84%, and in turn, receive variable interest payments based on 3-month LIBOR (2.18% at December 31, 2008) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in other expense, net. In December 2007, we elected to switch from 3-month LIBOR to 1-month LIBOR on our Term Loan. This was done in order to realize interest payment savings due to decreasing interest rates. As a result of making this election on the Term Loan, these interest rate swaps no longer qualify as a cash flow hedge. Therefore, in 2008, we recognized a $38 million pre-tax loss in other expense, net in the accompanying audited Consolidated Statement of Operations. In accordance with SFAS No. 133, the loss realized upon an instrument’s de-designation as a cash flow hedge represents the cumulative ineffective portion of the interest rate swaps and change in fair value from the date of de-designation. In December 2008, we elected to switch back to 3-month LIBOR on our Term Loan; however, we elected not to re-designate the related interest rate swap agreements as cash flow hedges under SFAS No. 133.

The remaining effective portion of the interest rate swaps at December 31, 2008 is approximately $6 million, net of tax, and is included in accumulated other comprehensive loss. This unrealized loss is exclusive of the aforementioned pre-tax loss on the ineffective portion of the interest rate swaps. This amount will be recognized as other expense through December 2009. If certain terms of the Term Loan change, if the Term Loan is extinguished or if the interest rate swap agreements are terminated prior to maturity, this amount may be recognized sooner in other, net in the Consolidated Statement of Operations.

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

Successor

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective transition method as permitted by SFAS No. 123(R). Upon adoption of SFAS No. 123(R), a one-time, non-cash benefit of approximately $7 million for estimated future forfeitures of unvested restricted stock previously expensed was recorded in the accompanying audited Consolidated Statement of Operations in the first quarter of 2006 as a cumulative effect of accounting change, net of tax.

Our total stock and equity-based compensation expense is presented below:

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Cost of sales	$3	$4	$—	$33
Selling, general and administrative	48	39	3	47
Research and development	4	5	—	46
Merger expenses	—	—	—	297
Reorganization of businesses, contract settlement, and other	18	—	—

Total	$73	$48	$3	$423

Stock and Equity-based Compensation Plans

Non-qualified and Rollover Options

In connection with the Merger, we adopted a new stock-based compensation plan (“2006 Management Incentive Plan”), which authorizes stock-based awards to be granted to management and key employees for up to 31.2 million shares of our common stock. As of December 31, 2008, the Company has issued approximately 19 million non-qualified stock options in Holdings I (“2006 Options”), with exercise prices ranging from $6.13 to $7.00 per share, to management pursuant to the 2006 Management Incentive Plan. The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of the Investors Agreement dated December 1, 2006. As of December 31, 2008, we had approximately $36 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year ended December 31, 2008	Year ended December 31, 2007	Period from December 2 through December 31, 2006
Weighted average grant date fair value per share	$3.34	$3.36	$4.01
Weighted average assumptions used:
Expected volatility	58.2%	56.1%	55.0%
Expected lives (in years)	6.14	5.88	6.25
Risk free interest rate	3.3%	4.6%	4.4%
Expected dividend yield	—%	—%	—%

A summary of changes in the 2006 Options outstanding during the year ended December 31, 2008 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2008	20,037	$6.46	9	$8
Granted	1,653	$6.34
Terminated, cancelled or expired	(2,257)	$6.13
Exercised	(238)	$3.97

Balance at December 31, 2008	19,195	$6.52	8	$6

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

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of our common stock in the form of stock-based awards to key employees. As of December 31, 2008, approximately 4.1 million non-qualified stock options (“2007 Options”), with exercise prices ranging from $6.13 to $7.00 per share, have been issued to key employees. The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the options grant date. As of December 31, 2008, we had approximately $8 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year ended December 31, 2008	Year ended December 31, 2007
Weighted average grant date fair value per share	$3.27	$3.57
Weighted average assumptions used:
Expected volatility	58.3%	57.3%
Expected lives (in years)	6.16	6.04
Risk free interest rate	3.0%	4.6%
Expected dividend yield	—%	—%

A summary of changes in the 2007 Options outstanding during the year ended December 31, 2008 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2008	3,993	$7.00	9	$—
Granted	508	$6.54
Terminated, cancelled or expired	(391)	$6.82
Exercised	—

Balance at December 31, 2008	4,110	$6.96	8	$—

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

A summary of changes in the Class B Interests outstanding during the year ended December 31, 2008 is presented below:

Class B Interests (in thousands)
Balance at January 1, 2008	320
Terminated, cancelled or forfeited	(121)

Balance at December 31, 2008	199

During 2008, approximately 81 thousand Class B Interests became vested upon entering into a separation agreement with our former Chief Executive Officer, and concurrently, approximately 53 thousand Class B Interests were forfeited. In accordance with this vesting, we recorded accelerated amortization of approximately $17 million as a reorganization of businesses, contract settlement, and other charge in our Consolidated Statement of Operations. In addition, approximately 37 thousand Class B Interests became vested upon the separation of 6 other executives in 2008, and concurrently, approximately 68 thousand Class B Interests were forfeited.

In 2008, our Parent granted our current Chief Executive Officer a 1.2472% Class B-2008 Series Interest, as defined in the Amended and Restated Agreement of Exempted Limited Partnership of the Parent, dated as of February 11, 2008 (“Amended LP Agreement”), which provide the holder an interest in our Parent and entitle the holder to 1.2472% of all distributions in excess of the Partnership 2008 Book Value (as defined in the Amended LP Agreement). The Class B-2008 Series LP Interest was granted to our Chief Executive Officer on April 7, 2008. However, the grant date for financial reporting is March 17, 2008, as we had a mutual understanding of the terms and conditions of the award and he met the definition of an employee on that date. The Class B-2008 Series Interest vests 25% on each of the first, second, third and fourth anniversaries of the date of the grant. The Class B-2008 Series Interest is subject to the terms, conditions and restrictions of the Amended LP Agreement and the Investors Agreement dated December 1, 2006, as amended.

At December 31, 2008, we had approximately $69 million in unamortized expense related to Class B and Class B-2008 Series Interests, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital. The fair value of the Class B Interests and Class B-2008 Series Interest was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year ended December 31, 2008 (Class B-2008 Series Interest)	Period from December 2 through December 31, 2006 (Class B Interests per unit)
Weighted average grant date fair value	$39.00	$497.00
Weighted average assumptions used:
Expected volatility	57.0%	53.0%
Expected lives (in years)	5.00	5.00
Risk free interest rate	2.6%	4.4%
Expected dividend yield	—%	—%

RSUs

Under the terms of the 2006 Management Incentive Plan, RSUs have been granted to certain members of management and key employees. The grants are rights to receive shares of our common stock on a one-for-one basis and vest 25% on each of the first, second, third and fourth anniversaries of the grant date and are not entitled to dividends or voting rights, if any, until they are vested. The fair value of the RSU awards is being recognized on a straight-line basis over the employee service period. As of December 31, 2008, we had approximately $25 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of three to four years in additional paid-in capital.

A summary of changes in RSUs outstanding during the year ended December 31, 2008 is presented below:

RSUs (in thousands)
Non-vested RSU balance at January 1, 2008	1,245
Granted	5,067
Vested	(296)
Issuances	(14)
Terminated, cancelled or expired	(708)

Non-vested RSU balance at December 31, 2008	5,294

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

Other

In connection with the Merger, certain Predecessor fully-vested stock options and partially vested RSUs were exchanged for similar cash-settled liability awards. In accordance with SFAS No. 123(R), we reclassified these previously equity classified awards to accrued liabilities based on their December 1, 2006 market value. The cash-settled liability awards exchanged for Predecessor RSUs will vest through the second anniversary of their original grant date. The aggregate market value of these awards was approximately $22 million as of December 31, 2008.

Predecessor

Stock-based Compensation Plans

Prior to the Distribution, compensation expense, if any, relating to Motorola options and RSUs held by our employees was allocated by Motorola to FSL, Inc. on a specific employee basis. At the Distribution, all unvested options outstanding under Motorola’s stock-based compensation plans that were held by our employees were converted to options to acquire Class A common stock of FSL, Inc. The conversion rate was based on a formula that maintained the intrinsic value of the original unvested portion of the Motorola grant and maintained the fair value of the grant before and after the conversion. As a result, under this formula, using the average closing prices at the Distribution Date of Motorola and FSL, Inc. shares of stock, we issued a total of approximately 23 million unvested FSL, Inc. stock options at an average exercise price of $9.91 per share. These issuances maintained the original fair value calculated at their original grant date from Motorola. Any related compensation expense (or pro forma compensation expense) continued to be recognized (or disclosed) over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized.

All unvested Motorola restricted stock units held by our employees on the date of Distribution were cancelled and reissued as restricted stock units for Class A common stock of FSL, Inc. A total of approximately 350 thousand restricted stock units at $17.93 were issued at the Distribution Date. The compensation expense related to these reissued restricted stock units were recognized over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized.

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

On April 29, 2005, we adopted the Omnibus Incentive Plan of 2005 (the “2005 Omnibus Plan”). Upon adoption of the 2005 plan, FSL, Inc. ceased making grants under the 2004 Omnibus Plan, except for awards made from expired, forfeited or cancelled shares. The 2005 Omnibus Plan permits grants of stock options, SARs, restricted stock, RSUs, performance stock, performance RSUs, performance cash awards, annual management incentive awards and other stock or cash awards. The aggregate number of shares of FSL, Inc. Class A common stock that could be issued under the 2005 Omnibus Plan was not to exceed 30 million. The number of shares that could be issued under the 2005 Omnibus Plan for awards other than stock options or SARs was not to exceed 20 million. On December 1, 2006, the effective date of the Merger, we ceased making grants under the 2005 Omnibus Plan.

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

The fair value of each option granted prior to the closing of the Merger was estimated on the date of grant using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

Period from January 1 through December 1, 2006
Weighted average grant date fair value per share	$13.31
Weighted average assumptions used:
Expected volatility	44.0%
Expected lives (in years)	4.90
Risk free interest rate	4.9%
Expected dividend yield	—%

A summary of changes in stock options outstanding during the Predecessor Period is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2006	31,567	$13	7	$383
Granted	1,708	$30
Terminated, cancelled or expired	(2,880)	$18
Exercised	(8,667)	$12
Paid out at Merger closing	(21,728)	$14

Balance at December 1, 2006	—	$—	—	$—

The total intrinsic value of options exercised during the Predecessor Period was approximately $179 million. The total intrinsic value of options that were paid for in conjunction with the closing of the Merger was approximately $559 million. We recorded in Merger expenses a non-cash charge for stock compensation expense of approximately $81 million in the Predecessor Period as a result of the acceleration of vesting of all options in connection with the Merger. Cash received from stock option exercises was approximately $102 million during the Predecessor Period.

Restricted Stock Units

RSU grants were rights to shares of FSL, Inc. Class A common stock. The grants were restricted and therefore subject to substantial risk of forfeiture and to restrictions on sale or other transfer by the employee. RSUs were converted to shares of Class A common stock upon vesting on a one-for-one basis. The RSUs vested ratably over a four-year period and were not entitled to dividends or voting rights, if any, until they were vested. The cost of the RSU awards was determined using the fair value of FSL, Inc. Class A common stock on the date of grant, net of expected forfeitures, and compensation expense was recognized on a straight-line basis over the employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized.

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

All unvested Motorola RSUs held by our employees on the date of Distribution were cancelled and reissued as RSUs for Class A common stock of FSL, Inc. A total of approximately 350 thousand RSUs were issued at $17.93 per share at the Distribution Date. The compensation expense related to these RSUs continued to be recognized over the remaining employee service period until the closing of the Merger, at which time vesting was accelerated and all compensation expense was fully recognized. A summary of changes in RSUs outstanding during the Predecessor Period is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Non-vested RSU balance at January 1, 2006	10,871	$17	2	$274
Granted	4,879	$31
Vested	(14,771)	$18
Terminated, cancelled or expired	(979)	$19

Non-vested RSU balance at December 1, 2006	—	$—	—	$—

The total intrinsic value of restricted stock vested during the Predecessor Period was approximately $76 million. We recorded in Merger expenses a non-cash charge for stock compensation expense of approximately $216 million in the Predecessor Period as a result of the acceleration of vesting of all restricted stock in connection with the Merger.

Employee Stock Purchase Plan

We initiated an Employee Stock Purchase Plan (“ESPP”) after the Distribution. Prior to the closing of the Merger, under the ESPP, eligible participants were allowed to purchase shares of the Class A common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share was 85% of the lower of the fair market value of FSL, Inc.’s Class A common stock on the close of the first trading day or last trading day of the purchase period. The ESPP had two purchase periods, the first one from February 1 through July 31 and the second one from August 1 through January 31. The issuances of Class A common stock under the ESPP were satisfied with shares of treasury stock to the extent available. The aggregate number of shares of FSL, Inc. Class A common stock that could be issued under the ESPP was not to exceed 6 million.

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

Under our defined contribution plans, matching contributions totaled $38 million in 2008, $37 million in 2007, $3 million in the 2006 Successor Period, and $39 million in the 2006 Predecessor Period.

Incentive Plans

In conjunction with the IPO, we adopted an annual management incentive awards program under which the Company has the authority to grant management incentive awards to any of our designated executive officers or of any subsidiary. Management incentive awards will be paid out of an incentive pool equal to 5% of our consolidated operating earnings for each calendar year. In conjunction with this awards program, Freescale established the Freescale Bonus Plan. Freescale plans to allocate an incentive pool percentage to each designated employee for each calendar year. The employee’s incentive award then will be determined by us based on the employee’s allocated portion of the incentive pool subject to adjustment in the sole discretion of us. We recognized expense of $3 million in 2008, $72 million in 2007, $11 million in the 2006 Successor Period, and $91 million in the Predecessor Period related to this plan.

Pension and Postretirement Benefit Plans

Effective as of December 31, 2007, we adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and that changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. Although the measurement date provision was not required to be adopted until fiscal year 2008, the Company early-adopted this provision for fiscal year 2007. The measurement date for all U.S. and non-U.S. plans was December 31, 2008.

Pension Benefits

At the Distribution Date, the pension benefits for all active U.S. employees were frozen. Obligations related to retired and other vested participants as of the Distribution Date will remain the responsibility of Motorola. We did not adopt a new U.S. pension plan. Most of Freescale’s non-U.S. retirement benefit plans were frozen as of the Distribution, with respect to our employees, with the obligation for retirees and vested participants remaining the responsibility of Motorola, and Freescale no longer participating in the Motorola plans. We continue to offer defined benefit plans to approximately 3,900 non-U.S. employees.

Net periodic benefit cost for pension plans was $14 million, $11 million and $10 million in 2008, 2007 and 2006, respectively. Our contributions to these plans aggregated $12 million, $5 million and $5 million in 2008, 2007 and 2006, respectively.

The weighted average assumptions for these benefit plans as of December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Discount rates	3.80%	4.10%
Expected return on plan assets	5.20%	5.70%
Rate of compensation increase	3.00%	2.70%

The accumulated benefit obligation for all defined benefit plans was $98 million and $94 million at December 31, 2008 and 2007, respectively. The measurement date for the valuation of our obligations and assets for the pension plans was December 31 for 2007 and 2008. The net projected benefit obligation of these plans was $116 million and $108 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, plan assets of approximately $65 million and $84 million, respectively, were principally invested in equity, debt and guaranteed investment securities. The fair value of plan assets was compared to the projected benefit obligation (“PBO”) at the effective date of the Merger. The excess PBO over the fair value of plan assets was used as the basis of the purchase accounting adjustment. The balance of the benefit obligations at the effective date of the Merger was adjusted to reflect the excess PBO. The total purchase price adjustment to the pension plan liabilities was $7 million. In addition, we had a pension plan obligation such that the plan assets exceed the benefit obligation at the time of the Merger. The asset balance increased $8 million in purchase accounting to reflect the increase in the fair value of plan assets in excess of the PBO.

Postretirement Health Care Benefits

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

The components of the expense we incurred under the Post-retirement Healthcare Plan were as follows:

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Service cost	$1	$1	$—	$1
Interest cost	9	11	1	13
Net amortization of losses	(1)	—	—	6

Post-retirement expense	$9	$12	$1	$20

Our obligation for the Post-retirement Healthcare Plan was previously valued three months before the year-end. Due to the necessity of obtaining the valuation of the benefit plans as a result of purchase accounting in connection with the Merger, the measurement date for 2006 is as of December 1, 2006, the effective date of the Merger, and it is as of December 31 for 2007 and 2008. Our obligation consists of an accumulated benefit obligation (“ABO”) and represents the actuarial present value of benefits payable to plan participants for services rendered at the valuation date. Our obligation to the Post-retirement Healthcare Plan is as follows:

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Benefit obligation:
Beginning of year	$164	$201	$206	$268
Service cost	1	1	—	1
Interest cost	9	11	1	13
Actuarial loss (gain)	(14)	(39)	(4)	(43)
Plan amendments	—	—	—	(15)
Benefits paid, net	(12)	(10)	(2)	(18)

	$148	$164	$201	$206

Benefit payments, which reflect expected future service, are estimated to be $12 million in 2009, $12 million in 2010, $13 million in 2011, $13 million in 2012, $14 million in 2013, and $66 million thereafter. The weighted average assumptions for these retiree medical benefits as of December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Discount rate	5.75%	6.00%
Assumed health care trend rate for next year	9.38%	10.03%
Assumed ultimate health care trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016

The assumed discount rate is based on market rates as of the measurement date and is utilized in calculating the actuarial present value of our obligation, periodic expense and health care cost trend rate for the Post-retirement Healthcare Plan.

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by the Post-retirement Healthcare Plan. The estimated effect of a 1% increase in assumed health care cost trends would increase 2008 costs by $0 million and increase the benefit obligation at December 31, 2008 by $7 million. The estimated effect of a 1% decrease in assumed health care cost trends would decrease 2008 costs by $0 and decrease the benefit obligation at December 31, 2008 by $6 million.

The reconciliation of the funded status of the Post-retirement Healthcare Plan is as follows:

	December 31, 2008	December 31, 2007
Benefit obligation	$(148)	$(164)
Fair value of plan assets	—	—

Funded status	(148)	(164)
Fourth quarter contributions	—	—
Unrecognized prior service cost	—	—
Unrecognized net gain	(55)	(43)

(Accrued) benefit cost	$(203)	$(207)

(7) Income Taxes

Components of earnings (loss) before income taxes are as follows:

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
United States	$(8,597)	$(2,786)	$(2,574)	$124
Foreign	142	293	53	288

	$(8,455)	$(2,493)	$(2,521)	$412

Components of income tax expense (benefit) are as follows:

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
Current:
United States	$—	$—	$—	$—
Foreign	30	43	(1)	11

Total current	30	43	(1)	11
Deferred:
United States	(571)	(915)	(139)	(4)
Foreign	(2)	(14)	6	19

Total deferred	(573)	(929)	(133)	15

Total (benefit) provision for income taxes	$(543)	$(886)	$(134)	$26

In 2008, cash paid for taxes, net of cash received for tax refunds, was $11 million. In 2007, cash received for tax refunds offset cash paid for taxes. Cash paid for taxes, net of cash received for tax refunds, was less than $1 million in the Successor Period in 2006 and $45 million in the Predecessor Period in 2006.

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

As a result of the Merger, Freescale recorded significant acquired intangibles for which no tax basis exists and, as such, a significant deferred tax liability was recorded under purchase accounting. During the Successor Period ended December 31, 2006, and 2007, Freescale was in an overall domestic deferred tax liability position. As of December 31, 2008, Freescale is no longer in a deferred tax liability position. SFAS FAS 109, “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As of December 31, 2008, the Company has recorded a valuation allowance on substantially all of its domestic net deferred tax assets after considering all positive and negative factors as to the recoverability of these assets. In addition, Freescale has recorded valuation allowances in certain foreign jurisdictions after considering all positive and negative factors as to the recoverability of these assets.

Differences between the income tax provision computed at the U.S. federal statutory tax rate of 35% and the actual income tax provision are noted below:

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006
U.S. statutory rate	35%	35%	35%	35%
Foreign rate differential	—	1	—	(11)
Unrepatriated foreign earnings	(1)	(2)	—	18
Export trade benefit	—	—	—	(3)
Valuation allowance on deferred taxes	(6)	(1)	—	(10)
Research credits	—	2	2	(22)
Goodwill impairment	(22)	—	—	—
In-process research and development	—	—	(32)	—
Other	—	—	—	(1)

	6%	35%	5%	6%

We recorded a benefit in the Successor Periods related to the extension of the research and development tax credit in the U.S. through December 31, 2008.

A portion of our operations are eligible for a reduced or zero tax rate under various tax holidays which expire in whole or in part through 2013. These tax holidays may be extended when certain conditions are met. The income tax benefits attributable to the tax status of the subsidiaries with tax holidays are estimated to be approximately $27 million, $47 million and $55 million for 2008, 2007 and 2006, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

	December 31, 2008	December 31, 2007
Tax carryforwards	$746	$705
Accrued interest	140	—
Capitalized research and development	136	184
Employee benefits	120	126
Inventory	89	123
Depreciation	61	(58)
Other, net	41	—
Sales, bad debt and warranty reserves	33	51
Environmental reserves	16	17
Investments	9	15
Deferred revenue	6	8
Other capitalized items	(314)	(1,298)
Valuation allowance	(621)	(129)
Undistributed foreign earnings	(651)	(549)

Net deferred tax liabilities	$(189)	$(805)

Subsequent to the Merger, we intend to repatriate all foreign subsidiary earnings and no longer designate undistributed earnings of foreign subsidiaries for permanent reinvestment. Foreign subsidiary earnings may be distributed substantially free of additional taxes given the tax provisions accrued on undistributed earnings.

Gross deferred tax assets were $1.5 billion and $1.2 billion at December 31, 2008 and 2007, respectively. Gross deferred tax liabilities were $1.0 billion and $2.0 billion at December 31, 2008 and 2007, respectively. The Company’s deferred tax positions are reflected in the following captions on the accompanying audited Consolidated Balance Sheets:

	December 31, 2008	December 31, 2007
Other current assets	$129	$243
Other assets	60	67
Accrued liabilities	(2)	(1)
Deferred tax liabilities	(376)	(1,114)

Net deferred tax liabilities	$(189)	$(805)

At December 31, 2008 and 2007, we had valuation allowances of $560 million and $70 million against certain of our deferred tax assets in the U.S., and valuation allowances of $61 million and $59 million against net deferred tax assets of certain foreign subsidiaries, respectively, to reflect the deferred tax asset at the net amount that is more likely than not to be realized. Valuation allowances have been recorded on substantially all our domestic deferred tax assets as of December 31, 2008, as we have incurred cumulative losses in the United States. We have not recognized tax benefits for these losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of SFAS No. 109 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. The Company computes cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items.

At December 31, 2008, we had U.S. federal net operating losses of $1.2 billion, which expire during the years 2017 through 2028; state net operating losses of $430 million, which expire in the years 2009 through 2026; and foreign net operating losses of $174 million, which expire starting in 2013. We had U.S. federal research credits of $181 million, which expire in the years 2020 through 2028; state research credits of $73 million, which expire starting in 2009; and foreign credits of $1 million, which expire starting in 2015. We also had foreign tax credits of $142 million, which expire in the years 2012 through 2018.

We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. For the year ended December 31 2008, the total amount of unrecognized tax benefits was as follows:

Balance as of January 1, 2008	$194
Tax positions related to the current year:
Additions	10
Reductions	—
Tax positions relation to prior years:
Additions	10
Reductions	(6)
Settlements	—
Lapses in statutes of limitations	(5)

Balance as of December 31, 2008	$203

As of December 31, 2008, unrecognized tax benefits were $203 million. Substantially all of this amount, if recognized, would be reflected as an adjustment to income tax (benefit) expense. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.

We recognized accrued interest and penalties associated with uncertain tax positions as part of the tax provision and these amounts are included in income tax expense. Interest and penalties related to uncertain tax positions was $4 million and $2 million in 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had accrued interest and penalties of $12 million and $8 million, respectively.

We file U.S., state and foreign income tax returns in jurisidictions with varying statutes of limitations. With few exceptions, we are not subject to tax examinations by tax authorities for years before 2004.

(8) Commitments and Contingencies

Commitments

Leases

We own most of our major facilities, but do lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2025. Rental expense, net of sublease income, for the years ended December 31, 2008, 2007 and 2006 was $34 million, $36 million and $45 million, respectively. Future minimum lease payments, net of minimum sublease rentals, of such operating leases for each of the five years subsequent to December 31, 2008 are $38 million, $35 million, $25 million, $25 million and $24 million, respectively, and $58 million thereafter. Minimum sublease income on operating leases is approximately $9 million in 2009, $8 million in 2010, $6 million in 2011, $4 million in 2012 and $1 million in 2013. Currently, there is no minimum sublease income scheduled beyond 2013.

As of December 31, 2008 and 2007, we had $27 million and $42 million, respectively, in capital lease obligations. We recorded $7 million, $19 million and $26 million in capital lease obligations in 2008, 2007 and 2006, respectively. Future minimum lease payments under capital leases for each of the five years subsequent to December 31, 2008 are $12 million, $9 million, $4 million, $1 million and $0 million, respectively, and $1 million thereafter.

Other Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At December 31, 2008, our commitment is $52 million through April 2009.

We have multi-year commitments under various software, service and supply contracts requiring payments for each of the five years subsequent to December 31, 2008 of $124 million, $74 million, $58 million, $20 million and $3 million, respectively, and $6 million thereafter.

Contingencies

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), and equivalent state law, Motorola has been designated as a Potentially Responsible Party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company’s operations may have had direct or indirect involvement. Such designations are made regardless of the extent of Motorola’s involvement. Pursuant to the master separation and distribution agreement, Freescale has indemnified Motorola for these liabilities going forward. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against Freescale. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable by recording the future estimated cash flows associated with such costs on a discounted basis. Due to the uncertain nature, the actual costs that will be incurred could differ from the amounts accrued. Accruals at December 31, 2008 and 2007 were $45 million and $47 million, respectively, the majority of which are included in other long-term liabilities on the Consolidated Balance Sheets, with related charges / (reversals) to operating earnings of $(1) million in 2008, $1 million in 2007, and $3 million in the Predecessor Period in 2006. These amounts represent only our estimated share of costs incurred in environmental cleanup sites without considering recovery of costs from any other party or insurer, since in most cases Potentially Responsible Parties other than us may exist and be held responsible.

Litigation

We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.

From time to time, we are involved in legal proceedings arising in the ordinary course of business, including tort and contractual disputes, claims before the United States Equal Employment Opportunity Commission and other employee grievances, and intellectual property litigation and infringement claims. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products. Under agreements with Motorola, we will indemnify Motorola for certain liabilities related to our business incurred prior to our separation from Motorola.

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

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge (“ALJ”) in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommending that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. The ITC has decided to review the ALJ’s determination and is scheduled to issue its final determination by April 3, 2009. We continue to assess the merits of both of these actions as well as the potential effect on our consolidated financial position, results of operations and cash flows.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. At December 31, 2007, there was one contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. At December 31, 2008 we have accrued $4 million related to known estimated indemnification obligations. We believe that if we were to incur additional losses with respect to any unknown matters at December 31, 2008, such losses would not have a material negative impact on our financial position, results of operations or cash flows.

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

In 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group throughout the year and as of December 31, 2008, our intent to pursue strategic alternatives for our cellular handset product group and the impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to goodwill and our customer relationship, trademark / tradename and developed technology / purchased license intangible assets. We concluded that our enterprise net book value exceeded its fair value, and that the net book value related to the intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, for goodwill we performed an allocation of our enterprise fair value to the fair value of our assets and liabilities to determine the implied fair value of our goodwill in accordance with SFAS No. 142. We also performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets in accordance with SFAS No. 144. As a result of these analyses, we determined that total impairments of $7.0 billion existed, which were recorded as $5.4 billion impairment against goodwill and a $1.6 billion impairment of intangible assets in our audited Consolidated Statement of Operations for 2008.

During the fourth quarter of 2007, we began discussions regarding an existing supply agreement with Motorola. We concluded in connection with these discussions that indicators of impairment existed related to the customer relationship and trademark / tradename and developed technology / purchased license intangible assets associated with our wireless business. Upon determining that indicators of impairment existed, we performed recoverability tests in accordance with SFAS No. 144. We determined that the net book value related to the intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. As a result, we performed an analysis utilizing discounted future cash flows related to certain intangible assets to determine the fair value of each of the respective assets. We determined a $449 million impairment existed, which was recorded in 2007 as an impairment of intangible assets in our audited Consolidated Statement of Operations.

Asset impairment charges of $88 million $24 million, and $8 million have been included in cost of sales and reorganization of businesses, contract settlement and other in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 and the Predecessor Period in 2006, respectively. The 2008 charges include a (i) $59 million charge related to certain idle property, plant and equipment assets, (ii) an $18 million charge related to certain research and development assets, (iii) a $7 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of December 31, 2008, and (iv) a $4 million charge related to certain other assets classified as held-for-sale as of December 31, 2008. The 2007 charges include a $20 million charge related to our held-for-sale assets at the 300-millimeter wafer fabrication facility located in Crolles, France where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers. The impairment charge was triggered by management’s decision to sell our related assets by entering into an agreement in December 2007. Impairment charges of approximately $4 million related to certain assets previously held-for-sale was also included in reorganization of businesses and other in 2007. The 2006 charge relates primarily to adjusting the value of property held by a foreign subsidiary to fair value.

(10) Reorganization of Businesses, Contract Settlement, and Other

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

Year Ended December 31, 2008

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

In the updated arrangement, Motorola agreed to provide certain consideration in exchange for eliminating its remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). We recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all remaining previously deferred revenue recorded under the Q1 2008 Motorola Agreement. As a result of these updated arrangements, we experienced a significant reduction in our cellular handset revenues and our total operating earnings in the fourth quarter of 2008.

This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement. As of December 31, 2008, $19 million of this charge has been paid.

Asset Impairment Charges

During 2008, we recorded $88 million of non-cash impairment charges, including a $59 million charge related to certain idle property, plant and equipment assets included in all of our manufacturing facilities, an $18 million charge related to certain research and development assets, a $7 million non-cash impairment charge related to our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of December 31, 2008, and a $4 million charge related to certain other assets classified as held-for-sale as of December 31, 2008.

Chief Executive Leadership Transition

During 2008, $26 million was recorded in reorganization of businesses, contract settlement, and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recorded an additional $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the hiring of Richard Beyer, our current Chairman of the Board and Chief Executive Officer. We also recorded $12 million in charges related to severance payments and accelerated compensation expense related to the turnover we experienced in a number of our senior management positions.

Fourth Quarter 2008 Reorganization of Business Program

During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we have initiated a series of restructuring actions in the fourth quarter of 2008 to streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, marketing and general and administrative functions. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the employee separation accruals and exit and other costs established related to the fourth quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Employee Separation Costs
Supply chain	$—	$32	$—	$—	$32
Selling, general and administrative	—	18	—	—	18
Research and development	—	24	—	—	24

Total	$—	$74	$—	$—	$74

Related headcount	—	2,200	—	500	1,700

In 2008, we separated 500 employees. We will make payments to these separated employees and the remaining 1,600 employees through the third quarter of 2009.

Third Quarter 2008 Reorganization of Business Program

During the third quarter of 2008, we announced plans to restructure our participation in the IBM alliance, (a jointly-funded research alliance), discontinue manufacturing operations at our East Kilbride, Scotland facility by May 2009 and to consolidate logistical and certain administrative operations. These actions enable us to streamline our global organization and reduce costs. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the employee separation accruals and exit and other costs established related to the third quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Employee Separation Costs
Supply chain	$—	$46	$(8)	$—	$38
Selling, general and administrative	—	2	—	—	2
Research and development	—	1	—	—	1

Total	$—	$49	$(8)	$—	$41

Related headcount	—	950	—	10	940

Exit and Other Costs	$—	$43	$—	$17	$26

In 2008, we separated 10 employees. We will make cash payments to these separated employees and the remaining 940 employees through the third quarter of 2009.

In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement and other in the third quarter of 2008 related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance. As of December 31, 2008, $17 million of this charge has been settled, and we expect to pay the remaining amount by the second quarter of 2009.

Second Quarter 2008 Reorganization of Business Program

During the second quarter of 2008, we initiated plans to consolidate supply chain and administrative operations in order to streamline our global organization and reduce costs. We accrued $21 million in severance costs associated with these actions in the second quarter of 2008. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the employee separation accruals established related to the second quarter 2008 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Employee Separation Costs
Supply chain	$—	$11	$—	$7	$4
Selling, general and administrative	—	3	—	2	1
Research and development	—	7	—	5	2

Total	$—	$21	$—	$14	$7

Related headcount	—	480	—	400	80

Exit and Other Costs	$—	$9	$—	$6	$3

During 2008, we separated 400 employees. The $14 million used reflects cash payments made to these separated employees through December 31, 2008. We will make additional payments to these separated employees and the remaining 80 employees through the first quarter of 2009. In addition to these employee separation costs, we also recorded $9 million in exit and other costs related primarily to these actions in 2008, respectively. During 2008, we made cash payments of $6 million related to these exit costs and expect to conclude such payments in the first quarter of 2009.

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

Second Quarter 2007 Reorganization of Business Program

During the second quarter of 2007, we announced plans to improve our operational effectiveness and reduce costs through an employee separation program. The following table displays a roll-forward from January 1, 2008 to December 31, 2008 of the accruals established related to the second quarter 2007 reorganization:

(in millions, except headcount)	Accruals at January 1, 2008	Charges	Adjustments	2008 Amounts Used	Accruals at December 31, 2008
Manufacturing	$8	$—	$—	$8	$—
Selling, general and administrative	5	—	1	2	2
Research and development	1	—	1	—	—

Total	$14	$—	$2	$10	$2

Related headcount	100	—	30	70	—

During 2008, we separated 70 employees. The $10 million used reflects cash payments made to these separated employees through December 31, 2008. We will make additional payments to these separated employees through the end of the first quarter of 2009. We reversed $2 million of the remaining accrual due to approximately 30 employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

Merger Initiated Reorganization of Business Program

We accrued certain severance, relocation and exit costs in purchase accounting associated with various actions initiated in connection with the Merger. The actions included a research and development design center consolidation program, a redeployment of our sales and marketing resources and personnel decisions related to the 300-millimeter joint development agreement signed in December 2006. The following table displays a roll-forward of the accruals established for these actions from January 1, 2008 to December 31, 2008:

(in millions, except headcount)	Accruals at January 1, 2008	Adjustments	2008 Amounts Used	Accrual at December 31, 2008
Employee Separation Costs
Selling, general and administrative	$2	$2	$—	$—
Research and development	9	6	3	—

Total	$11	$8	$3	$—

Related headcount	50	—	50	—

Relocation and Exit Costs	$4	$—	$2	$2

During 2008, we separated the final 50 employees. The $5 million used reflects cash payments made to these separated employees and for exit costs through December 31, 2008. We reversed $8 million of the remaining accrual to goodwill due to efficiencies achieved through the execution of our research and development design center consolidation program and the redeployment of certain resources. This program will be concluded and the final payments made to the separated employees by the end of the first quarter of 2009.

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

During 2007, 580 employees were separated from the Company. The $21 million used reflects initial cash payments made to these separated employees through December 31, 2007. This program will be concluded and the final payments made to the separated employees by the end of the first quarter of 2009.

Year Ended December 31, 2006

2005 Initiated Reorganization of Business Program

In the third quarter of 2005, we initiated plans to reorganize certain of our operations in response to a customer’s decision to discontinue utilizing certain products provided by us. The reorganization resulted in an employee separation program and the impairment of certain equipment.

The following table displays a roll-forward from January 1, 2006 to December 31, 2006 of the accruals established related to the 2005 employee separation program discussed above.

Employee Separation Costs (in millions, except headcount)	Accruals at January 1, 2006	Additional Charges		Adjustments		2006 Amounts Used	Accruals at December 31, 2006
		Cost of Sales	Reorg of Business	Cost of Sales	Reorg of Business
Research and development	$14	$—	$—	$—	$(5)	$(9)	$—

Related headcount	270	—	—	—	(80)	(190)	—

As of the end of the third quarter of 2006, we paid $9 million in employee separation costs. The remaining $5 million accrual was reversed due to approximately 80 employees previously identified for separation who resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.

(11) Certain Relationships and Related Party Transactions

Arrangements with our Investors

We have management agreements with affiliates or advisors of the Sponsors and other investors in the Parent pursuant to which the Sponsors and other investors in the Parent or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) will provide management and advisory services to us until the tenth anniversary of the consummation of the Merger. Pursuant to the agreements, the Advisors receive an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. Also, the Advisors may receive additional compensation for investment banking or other advisory services provided to the Company by the Advisors or any of their affiliates in connection with a specific acquisition, divestiture, refinancing, recapitalization or similar transaction. The management agreements include customary exculpation and indemnification provisions in the favor of the Advisors. The management agreements may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the agreement provides that the Advisors would receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. For the years ended December 31, 2008 and 2007, we recorded management fees of $18 million and $29 million, respectively, in selling, general and administrative expense.

(12) Information by Geographic Region

	Net Sales*				Assets		Property Plant & Equipment
	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from December 2 through December 31, 2006	Period from January 1 through December 1, 2006	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
United States	$1,321	$1,493	$139	$1,626	$4,011	$12,270	$1,207	$1,559
Singapore	1,430	1,800	222	1,870	218	228	—	—
Switzerland	882	82	—	—	153	92	—	—
Hong Kong	836	745	62	667	298	136	1	3
Germany	53	639	51	620	82	86	32	37
Japan	314	282	34	335	243	256	127	137
France	62	197	11	189	112	514	53	76
United Kingdom	50	158	11	149	101	167	48	117
Sweden	5	61	6	70	4	6	—	—
Taiwan	70	66	5	65	16	19	—	—
China	—	—	3	16	469	489	169	259
Malaysia	—	—	—	—	710	542	251	289
Other nations	203	199	21	187	253	298	43	40

	$5,226	$5,722	$565	$5,794	$6,670	$15,103	$1,931	$2,517

*	As measured by the location of the sales transaction.

(13) Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2008 and 2007:

	Balance at beginning of period	Additions charged to costs & expenses	Deductions (1)	Balance at end of period
December 31, 2008
Allowance for doubtful accounts	$2	$5	$(4)	$3
Product and service warranties	$14	$—	$(8)	$6
December 31, 2007
Allowance for doubtful accounts	$—	$4	$(2)	$2
Product and service warranties	$10	$8	$(4)	$14

(1)	Accrual Usage

(14) Relationship with Motorola

We design, produce and sell semiconductors to Motorola, which represented 23%, 24% and 26% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Certain retiree benefits were available to eligible United States employees meeting certain age and service requirements upon termination of employment through the Motorola Post-retirement Healthcare Plan. At the date of the Distribution, Freescale assumed responsibility for the retiree medical benefit obligation for all eligible retired participants, active vested participants, and active participants who vest within the three year period following the Distribution. Motorola also apportioned $68 million in plan assets from their benefit trusts related to this obligation; this obligation has been paid by Motorola as of December 31, 2008.

Freescale has a tax sharing agreement requiring it to indemnify Motorola against all tax related liabilities incurred by Motorola relating to the Contribution or the Distribution to the extent caused by an acquisition of its assets or stock (other than pursuant to the Contribution), or other actions by Freescale. These liabilities include the substantial tax-related liability (calculated without regard to any net operating loss or other tax attribute of Motorola) that would result if the Contribution or the Distribution of the common stock of Freescale held by Motorola to the Motorola shareholders failed to qualify as a tax-free transaction. This indemnification does not have a specified term and our liability under this indemnification could be material in the event the Contribution and Distribution failed to qualify as a tax-free transaction. We do not believe the Merger results in a taxable event covered by this indemnification.

(15) Subsequent Events

On January 21, 2009, Freescale received approximately $184 million under a draw from its Revolver to enhance its liquidity and cash position. The terms of the Credit Agreement require borrowings outstanding under the revolving credit facility to be paid on or before December 1, 2012. The Revolver includes a $60 million commitment from LCPI, which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York on October 5, 2008. Freescale’s borrowing request for the draw on January 21, 2009, was not honored by LCPI, and we do not expect that any future borrowing requests will be honored by LCPI. Including this draw, Freescale has utilized $723 million of its $750 million capacity under the Revolver, including $23 million in outstanding letters of credit.

(16) Quarterly and Other Financial Data (unaudited)

2008 Operating Results	4th	3rd	2nd	1st
Net sales	$940	$1,409	$1,472	$1,405
Gross margin	$260	$588	$632	$592
Operating loss	$(4,138)	$(3,374)	$(137)	$(152)
Net loss	$(3,987)	$(3,497)	$(184)	$(245)
2007 Operating Results	4th	3rd	2nd	1st
Net sales	$1,539	$1,446	$1,376	$1,361
Gross margin	$613	$577	$567	$144
Operating loss	$(589)	$(202)	$(268)	$(654)
Net loss	$(519)	$(261)	$(288)	$(539)

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures:

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO (the principal executive officer and principal financial officer, respectively), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008. During the quarter ending on December 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B:	Other Information

Indemnification Agreements

On February 4, 2009 the Company entered into an indemnification agreement (each, an “Indemnification Agreement”) with each of its directors and certain of its officers. Pursuant to the Indemnification Agreement, the Company will indemnify the indemnified parties to the fullest extent permitted by Delaware law. The Indemnification Agreement also provides for advancement of any and all expenses, including attorneys’ fees, paid or incurred in connection with any action if so requested by the indemnified party, subject to reimbursement by the indemnified party if a final judicial determination is made that that the indemnified party is not entitled to indemnification. The rights of the directors and officers under the Indemnification Agreements are not exclusive and are in addition to their rights under the Company’s Restated Certificate of Incorporation and Amended and Restated By-Laws. The Company’s obligations under the Indemnification Agreement continue regardless of whether the indemnified party continues to serve as an officer or director or on behalf of or at the request of the Company.

A copy of the Agreement is filed as Exhibit 10.45 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

Appointment of the Chief Accounting Officer

On February 4, 2009, Randy A. Hyzak was appointed as Chief Accounting Officer of the Company. Daryl E. Raiford who was previously the Vice President – Finance and Chief Accounting Officer will remain as a Vice President of Finance for the Company.

For additional information regarding Mr. Hyzak, see Part III, “Item 10: Directors, Executive Officers and Corporate Governance.”

Amendment to 2006 Management Incentive Plan

On February 4, 2009, the Compensation and Leadership Committee of the Board of Directors adopted an amendment to the 2006 Management Incentive Plan increasing the maximum number of Holdings I shares of common stock available for awards under the Plan to 60,478,971. A copy of the Amendment is filed as Exhibit 10.46 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

Amendment to Employment Agreements

In January 2009, the Company announced that executives were taking a voluntary and temporary base salary reduction as one of a number of cost savings measures the Company implemented in response to the macro-economic environment. To effect this voluntary base salary reduction, our Chief Executive Officer and other Named Executive Officers each entered into an Amendment to Employment Agreement that was accepted by the Company on February 4, 2009. A copy of the form of the Amendment to Employment Agreement is filed as Exhibit 10.47 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Office and Position
Richard M. Beyer	60	Chairman of the Board and Chief Executive Officer
Klaus Buehring	51	Senior Vice President and General Manager, Radio Frequency, Analog and Sensors
Michel Cadieux	51	Senior Vice President, Human Resources
Alan Campbell	50	Senior Vice President and Chief Financial Officer
Thomas Deitrich	42	Senior Vice President and General Manager, Cellular Products
Fred Glasgow	58	Vice President of Operations and Acting General Manager, Microcontroller Solutions
John D. Holmes	40	Vice President and Acting General Counsel
Vivek Mohindra	40	Senior Vice President, Strategy and Business Transformation
Alexander Pepe	47	Senior Vice President, Supply Chain
Randy A. Hyzak	39	Vice President and Chief Accounting Officer
Henri Richard	50	Senior Vice President, Chief Sales and Marketing Officer
Dave Stasse	38	Vice President and Treasurer
Lisa Su	39	Senior Vice President, Chief Technology Officer, and General Manager, Networking and Multimedia
Daniel F. Akerson	60	Director
Kevin R. Burns	45	Director
Stephen P. Kaufman	67	Director (1)
Thomas H. Lister	44	Director
John W. Marren	45	Director
James A. Quella	59	Director
Paul C. Schorr, IV	41	Director
Peter Smitham	66	Director
Claudius E. Watts, IV	47	Director

(1)	Mr. Kaufman is a director of Parent, which is the indirect parent company of Freescale.

Richard M. Beyer is our Chairman of the Board and Chief Executive Officer and has served in these roles since March 2008. From May 2002 to March 2008, Mr. Beyer was Chief Executive Officer and director of Intersil Corporation. Mr. Beyer joined Intersil when it acquired Elantec Semiconductor, where he was president, chief executive officer and director. Prior to joining Elantec, Mr. Beyer served as president, CEO and director of FVC.com from January 1999 to July 2000. Prior to that, he served as president, chief operating officer and director of VLSI Technology from 1996 to 1998. Before VLSI, he was executive vice president and chief operating officer of National Semiconductor Corporation from 1995 to 1996 and president of National Semiconductor’s Communications and Computing Group from 1993 to 1995. Before joining National, Mr. Beyer served in a number of senior management positions in the telecommunications and computer industries.

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

Michel Cadieux is our Senior Vice President of Human Resources and Security and has held this position since August 2008. From December 2006 to June 2008, Mr. Cadieux served as senior vice president, Human Resources and chief talent officer for Advanced Micro Devices (AMD). Prior to his role at AMD, he served in a number of senior executive and human resources roles, including Senior Vice President, Corporate Services and Vice President, Human Resources, ATI Technologies from September 2000 to December 2006.

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

Fred Glasgow is our Vice President of Operations and Acting General Manager, Microcontroller Solutions, and has served in this role since September 2008. He has served as Vice President of Operations since January 2007. From January 2006 to December 2007, Mr. Glasgow served as Vice President of Reengineering. From January 2002 to December 2005, he served as Vice President of Operations and Business Development for IBM Microelectronics.

John D. Holmes is our Vice President and Acting General Counsel and has served in this role since December 2008. He has served in the role of Vice President since August 2008. From April 2004 to August 2008, Mr. Holmes served as Business Law Director in our law department and from 2000 to April 2004, Mr. Holmes served as Senior Counsel at Motorola, Inc.

Vivek Mohindra is our Senior Vice President, Strategy and Business Transformation and has held this position since November 2008. From June 2008 to October 2008, Dr. Mohindra served as vice president and general manager of Dell’s North American Small and Medium Business Group. He also held several other executive roles at Dell prior to that role, including vice president of Americas Marketing, vice president in Dell’s Product Group and vice president and executive assistant to chairman and CEO Michael Dell. Prior to joining Dell in June 2005, Dr. Mohindra spent more than nine years with McKinsey & Company and was made partner in December 2000.

Alexander Pepe is our Senior Vice President, Supply Chain and has held this position since October 2007. Mr. Pepe served as Senior Vice President of Manufacturing from February 2005 to October 2007. Mr. Pepe served as Vice President and General Manager of the former Transportation and Standard Products Group’s 32-bit Embedded Controller Division from June 2003 to February 2005. Prior to that, Mr. Pepe served as Vice President and Assistant General Manager of the Wireless Broadband Systems Group of SPS from January 2003 to June 2003. Prior to that, Mr. Pepe served as Vice President Strategy, Technology and Manufacturing of SPS from April 2001 to January 2003, and as Vice President, Die Manufacturing Wireless Broadband Systems Group/Networking and Computing Systems Group from December 1999 to April 2001.

Randy Hyzak is our Vice President and Chief Accounting Officer and has held this position since February 2009. From September 2007 to January 2009, Mr. Hyzak served as Corporate Controller. From March 2006 to September 2007, Mr. Hyzak served as Assistant Corporate Controller. From February 2005 to March 2006, Mr. Hyzak served as External Reporting Manager. All of these positions were with us. Prior to joining us, Mr. Hyzak was a senior manager with Ernst & Young LLP.

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

David Stasse is our Vice President and Treasurer and has held this position since August 2008. From August 2006 to August 2008, Mr. Stasse served as Assistant Treasurer. Prior to joining us, Mr. Stasse was First Vice President at MBNA from May 2005 to February 2006. From March 2004 to May 2005, he was Treasury Manager at SPX Corp. and from July 1998 to February 2004, Mr. Stasse served in various finance positions at Honeywell.

Lisa Su is our Senior Vice President and General Manager, Networking and Multimedia Group and has served in this role since September 2008. Dr. Su is also our Chief Technology Officer and has served in this role since June 2007. Dr. Su came to Freescale from IBM where she served, from 1995 until June 2007, in various capacities including Vice President of Semiconductor Research and Development, Vice President of Technology Development and Alliances and Director of Emerging Products.

Daniel F. Akerson became a member of our Board of Directors on June 21, 2007. Mr. Akerson is a member of our Compensation and Leadership Committee. Mr. Akerson is a Managing Director of The Carlyle Group and is Co-Head of the

U.S. Buyout Fund. Prior to joining Carlyle, Mr. Akerson was Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003. Before that, Mr. Akerson served as Chief Executive Officer from 1996 to 1999, and Chairman, from 1996 to 2000, of Nextel Communications, Inc. From 1993 to 1996 he was General Partner at Forstmann Little & Co., during which time he also served as Chairman and Chief Executive Officer of General Instrument Company. Prior to his tenure at Forstmann Little & Co., Mr. Akerson served in several senior positions at MCI Communications including Executive Vice President and Chief Financial Officer from 1987 to 1990 and President and Chief Operating Officer from 1992 to 1993. Mr. Akerson earned his B.S. in engineering from the U.S. Naval Academy and his M.Sc., in economics from the London School of Economics. Mr. Akerson currently sits on the boards of directors of the American Express Company, Booze Allen & Hamilton, Inc., Manor Care Inc., Multiplan, Inc., and the U.S. Naval Academy Foundation.

Kevin R. Burns has served as a member of our Board of Directors since July 2008. Mr. Burns is a member of our Audit and Legal Committee. Mr. Burns has been a Partner in the Operations Group of TPG Capital since 2003. In March 2008 he became the Partner in Charge of TPG’s Manufacturing/Industry Sector. Prior to joining TPG, from 1998 to 2003 he served as Executive Vice President and Chief Materials Officer of Solectron Corporation, a $12 billion electronics manufacturing services (EMS) provider. Prior to joining Solectron, Mr. Burns served as Vice President of Worldwide Operations of the Power Generation Business Unit of Westinghouse Corporation, and President of Westinghouse Security Systems. Prior to Westinghouse, he was a consultant at McKinsey & Co., Inc. and spent 3 years at the General Electric Corporation in various operating roles. Mr. Burns received a B.S. in Mechanical and Metallurgical Engineering (cum laude) from The University of Connecticut and received an MBA from the Wharton School of Business. He currently serves as Chairman of the Board of Isola Group.

Stephen P. Kaufman has been a member of the Board of Directors of Parent since July 2007. Mr. Kaufman is a member of Parent’s Compensation and Leadership Committee. He has served as a Senior Lecturer of Business Administration at the Harvard Business School since January 2001. From 1986 to July 2000, he served as Chief Executive Officer of Arrow Electronics, Inc., a distributor of electronic components and computer-related products, and from 1992 to June 2002, he served as Arrow’s Chairman of the Board of Directors. Prior to joining Arrow, he served in executive capacities with Midland-Ross Corporation, a manufacturer of electrical, electronic and aerospace products and thermal systems. Prior to joining Midland-Ross, he was a partner of McKinsey & Co. Mr. Kaufman is also a Director of Harris Corporation, Thermo Fisher Scientific Inc., and KLA-Tencor.

Thomas H. Lister became a member of our Board of Directors on December 1, 2006. Mr. Lister is Chairman of our Audit and Legal Committee. Mr. Lister is a Partner of Permira Advisers LLC, Co-Managing Partner of Permira and head of the North America business. Prior to joining Permira in November 2005, Mr. Lister was a Partner at Forstmann Little & Co. where he spent the prior 13 years focused on investments in technology, media and telecom and healthcare. He has a B.A. in Chemistry and Political Science from Duke University and an MBA from Harvard Business School.

John W. Marren became a member of our Board of Directors on June 21, 2007. Mr. Marren is a member of our Compensation and Leadership Committee. Mr. Marren joined TPG in 2000 as a Partner and leads TPG’s technology team. From 1996 through 2000, Mr. Marren was a Managing Director at Morgan Stanley, most recently as head of the Technology Investment Banking Group. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. While at Morgan Stanley and Alex Brown & Sons, Mr. Marren was a frequent member of the Institutional Investor All-American Research Team which recognizes the top research analysts on Wall Street. Prior to Alex Brown, Mr. Marren spent eight years in the semiconductor industry working for VLSI Technology, Inc. (now part of NXP Semiconductors) and Vitesse Semiconductor Corporation. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and serves on the board of directors of SunGard Data Systems Inc., Alltel Corp., Avaya Inc., Intergraph and Isola. Mr. Marren received his B.S. in Electrical Engineering from the University of California in Santa Barbara.

James A. Quella has served as a member of our Board of Directors since July 2008. Mr. Quella is a member of our Audit and Legal Committee. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, from September 1981 to January 2000 where he served as a Senior Consultant to chief executive officers and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella is currently a member of the board of directors of Vanguard Health Services, Michaels Stores, Graham Packaging, Intelenet Global Services, and the Nielsen Group.

Paul C. Schorr, IV became a member of our Board of Directors on December 1, 2006. Mr. Schorr is a member of our Compensation and Leadership Committee. Mr. Schorr is currently a Senior Managing Director of Blackstone, where he principally concentrates on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for the firm’s technology/ telecommunications practice. Mr. Schorr was instrumental in such transactions as Fairchild Semiconductor International, Inc., ChipPAC Inc., Intersil Corporation, AMI Semiconductor, Inc., Worldspan, L.P., and NTelos, Inc. He was with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honors from Harvard Business School and a BSFS magna cum laude from Georgetown University’s School of Foreign Service. He is Chairman of the board of directors of Travelport Limited and is a member of the board of directors of Orbitz Worldwide and Intelenet Global Services. Mr. Schorr is also a member of the Board of Jazz at Lincoln Center.

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

Claudius E. Watts IV became a member of our Board of Directors on December 1, 2006. Mr. Watts is a member of our Audit and Legal Committee. Mr. Watts is currently a Managing Director with The Carlyle Group. Mr. Watts is the head of Carlyle’s Technology Buyout Group and focuses on buyouts and growth equity investments in large companies providing semiconductors, electronic systems, software, and software enabled services. Prior to joining Carlyle, Mr. Watts was a Managing Director in the mergers and acquisitions group of First Union Securities, Inc., an investment banking firm, now Wachovia Securities, from May 1998 to April 2000, where he led the firm’s defense, aerospace, and technical services mergers and acquisitions efforts. Mr. Watts joined First Union in conjunction with First Union’s 1998 acquisition of Bowles Hollowell Conner & Co., an investment banking firm, where Mr. Watts had been employed since June 1994. Prior to attending graduate school Mr. Watts was a fighter pilot in the U.S. Air Force. Mr. Watts earned a B.S. in electrical engineering from The Citadel in Charleston, South Carolina and an M.B.A. from The Harvard Graduate School of Business Administration. Mr. Watts currently sits on the board of directors of SS&C Technologies, Inc., Open Solutions, Inc., and CPU Technology, Inc.

Board Composition

The Board of Directors of Freescale Holdings G.P., Ltd., the general partner of Parent, is our primary Board of Directors and consists of ten directors: Mr. Beyer as the Chairman, Mr. Kaufman and two representatives of each of the four Sponsors. The Sponsors are parties to agreements by which their representatives have been elected to serve on our Board of Directors. Because of their affiliations with the Sponsors and us, none of our directors are independent. All of the members of the Board of Directors of Parent also serve on the Board of Directors of Holdings I, with the exception of Mr. Kaufman.

During the past five years, none of the following occurred with respect to the Company’s directors or executive officers: (1) no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) there has been no petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or corporation or business association of which such persons were executive officers at or within two years before the time of such filing; (3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit and Legal Committee

Our Audit and Legal Committee currently consists of Thomas H. Lister, Kevin R. Burns, James A. Quella and Claudius E. Watts IV. The members are not independent since they are associated with the Sponsors. Pursuant to its charter and the authority delegated to it by the Board of Directors, the Audit and Legal Committee has sole authority for the engagement, compensation and oversight of our independent auditors. In addition, the Audit and Legal Committee reviews the results and scope of the audit and other services provided by our independent auditors, and also reviews our accounting and control procedures and policies. The Audit and Legal Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Compensation and Leadership Committee

Our Compensation and Leadership Committee currently consists of Daniel F. Akerson, John W. Marren, Paul C. Schorr, IV, and Peter Smitham. Stephen P. Kaufman serves on the Compensation and Leadership Committee of Parent. Other than Mr. Kaufman, the members are not independent since they are associated with the Sponsors. Pursuant to its charter and the authority delegated to it by our Board of Directors, the Compensation and Leadership Committee is responsible for overseeing our compensation and employee benefit plans and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer, and for overseeing all compensation programs involving the issuance of our equity securities. The Compensation and Leadership Committee meets as often as it determines necessary, but not less than four times a year.

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

Compensation Discussion and Analysis

Executive Summary

Compensation and related matters are reviewed and approved by (i) the Compensation and Leadership Committee of Freescale Holdings GP, Ltd., the sole general partner of Freescale Holdings, L.P., (“Parent”), (ii) the Compensation and Leadership Committee of Freescale Semiconductor Holdings I, Ltd. (“Holdings I”) and (iii) our Compensation and Leadership Committee, which we refer to in this Annual Report on Form 10-K collectively as the Committee. The Compensation and Leadership Committees of our Parent and Holdings I, and our Compensation and Leadership Committee are made up of the same members, except that Mr. Kaufman does not serve on our Compensation and Leadership Committee or the Compensation and Leadership Committee of Holdings I.

Matters reviewed and approved by the Committee include:

•	Our compensation philosophy;

•	Base salary and bonus targets for our Named Executive Officers’ (the Committee reviews and recommends Chief Executive Officer compensation to the Board of Directors);

•	The 2008 Freescale Bonus Plan (“2008 Bonus Plan”), the 2008 Freescale Second Half Bonus Plan (“2008 Second Half Bonus Plan”) and awards granted under those Plans; and

•	Our long-term incentive awards.

The non-management members of the Board of Directors have the sole authority to authorize and approve all elements of compensation paid to our Chairman and Chief Executive Officer.

We believe that management bench strength and leadership are significant factors in the long-term success of our business. Therefore, a principal objective of the Committee and management is to attract, motivate and retain the most competent executives within the semiconductor industry. The principal elements of total compensation paid to our Named Executive Officers include:

•	base salary;

•	short-term cash incentives; and

•	long-term incentives.

Base salaries are generally determined and adjusted annually, if warranted, based on changes in the market place as reflected in the composite market data for our peer group (described below), taking into account an executive’s individual performance, salary relative to peers and contribution to Freescale. However, the Committee may also review and adjust base salaries upon special circumstances such as a promotion, a change in duties or for other reasons.

Short-term cash incentive awards are granted under the Freescale 2008 Incentive Performance Plan (“Incentive Performance Plan”), which is designed to align and reward individual and company performance in key areas deemed critical to our success, during a measurement period of up to one year. Short-term cash incentive targets are established within the context of the Incentive Performance Plan, commensurate with competitive targets for similar positions within our peer group (described below).

Long-term incentive awards are designed to align and reward individual and company contributions toward the creation of long-term company value. These programs are also a key pillar of our retention and pay for performance philosophy, which aligns the focus and execution of executives with our long-term success. We have granted long-term incentive awards to our executives under the Freescale Holdings L.P. 2006 Interest Plan (“Interest Plan”), the Freescale Holdings 2006 Management Incentive Plan (“MIP”) and the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“EIP”). Long-term incentive awards include Class B Limited Partnership Interests in our Parent (“Class B Interests”), stock options to purchase Holdings I common stock, restricted stock unit awards (including deferred stock unit awards) payable in Holdings I common stock and restricted cash awards.

        In addition to these principal elements of total compensation, our Named Executive Officers are entitled to certain additional benefits. Named Executive Officers are entitled to retirement benefits under the Freescale 401(k) Retirement Savings Plan (“401(k) Plan”). Named Executive Officers are also entitled to payment of benefits upon certain change of control events. These benefits were previously provided under our Officer Change in Control Severance Plan (“Severance Plan”), which expired on December 1, 2008. Change in control and severance benefits are now provided pursuant to employment agreements with certain Named Executive Officers as described in further detail below. Named Executive Officers are also entitled to certain perquisites described in further detail below in the section entitled “Executive Benefits and Perquisites”.

Our Named Executive Officers for 2008 consist of Richard Beyer (our principal executive officer), Alan Campbell (our principal financial officer), Alexander Pepe, Henri Richard, Lisa Su, Michel Mayer, whose employment ended in March of 2008, Sandeep Chennakeshu, whose employment ended in December of 2008, and Lynelle McKay, whose employment ended in October of 2008.

This compensation discussion and analysis is intended to explain our compensation philosophy and the factors considered in establishing our executive compensation. This disclosure should be read in connection with the compensation tables and narrative disclosure included elsewhere in this Annual Report on Form 10-K, all of which provide further detail on the compensation granted to our Named Executive Officers.

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

Guiding Principles

In accordance with this philosophy, the Committee is guided by the following principles in structuring and administering compensation programs. Compensation programs should:

•	align the interests of management with the long-term interests of the corporation;

•	design programs that are fiscally sound in a way that maximizes the value to participants and the corporation;

•	be equitable, reasonable and market oriented in comparison to similar positions in comparable corporations;

•	motivate and reward management to maximize enterprise value and performance while focusing on targeted short-term objectives;

•	incorporate an increasing proportion of variable and at-risk compensation as levels of responsibility and the ability to affect results increase;

•	align with our pay for performance philosophy and recognize individual contribution through application of specific performance criteria that, to the maximum extent possible, are quantifiable; and

•	provide extraordinary rewards when extraordinary performance is achieved.

Peer Group Comparability

Management, in coordination with the Committee, has engaged outside consulting firms to provide market data, benchmarking and other compensation related information used to prepare management’s compensation proposals to the Committee. Pearl Meyer & Partners served as our outside consulting firm until July 2008, at which time we ended our engagement with Pearl Meyer & Partners and retained Radford Surveys and Consulting, an AON Consulting Company. The Committee uses the information in the surveys provided by Radford and Pearl Meyer to review and analyze the Chief Executive Officer’s compensation and considers information and advice provided by our outside consulting firm to establish the compensation of our other executives in accordance with our compensation philosophy.

The Committee uses market data of companies from our peer group as one of the factors in determining base salary, total cash and total compensation for our Named Executive Officers. The Committee selects our peer group annually based on the following factors: industry similarity, size (generally defined by total revenues), comparability of labor markets and product offerings, market capitalization, research and development investment and financial performance. Based on these criteria, the semiconductor companies in the 2008 peer group are Advanced Micro Devices, Analog Devices, Broadcom Corp., Marvell Technology, Micron Technology, National Semiconductor, NVIDIA, QUALCOMM and Texas Instruments. The other companies in the 2008 peer group are Agilent Technologies, Apple Computer, Applied Materials, Dell, IBM and Sun Microsystems.

Applying Our Compensation Philosophy

The Committee annually reviews base salary, short-term cash incentives and long-term incentives for the Chief Executive Officer and other Named Executive Officers. However, the Committee may also review and adjust base salary, short-term cash incentives and long-term incentives under special events such as promotions, change in duties or for other reasons. Each element of compensation is considered individually and collectively in relation to the composite market data from our peer group, as well as individual performance and contribution. Our programs are designed to reward executive officers who consistently exceed the expectations of our high performance culture.

The Committee regularly meets with our Chief Executive Officer, Senior Vice President of Human Resources and other members of management to review, discuss and approve compensation matters. Numerous executive sessions are held to evaluate management’s input. Annually, the Chief Executive Officer reviews each Named Executive Officer’s and the Direct Reports to the Chief Executive Officer’s individual performance and also reviews with the Committee their base salary, short-term cash incentive awards and long-term incentive awards. The Committee reviews the recommendations made by the Chief Executive Officer along with the performance of each Named Executive Officer to determine if any changes are required. The Committee has the authority through its charter to review and approve the compensation of the Named Executive Officers other than the Chief Executive Officer. The Committee also reviews the performance of the Chief Executive Officer and annually recommends to our Board of Directors any potential adjustments to the Chief Executive Officer’s salary, short-term cash incentive awards and long-term incentive awards. The non-management members of our Board of Directors are responsible for authorizing and approving the Chief Executive Officer’s compensation.

Base Salary

Base salaries are generally determined by the Committee. The Committee reviews and approves base salaries annually based on changes in the market place as reflected in the composite market data from our peer group and an executive’s individual performance, salary relative to peers and contribution to Freescale. However, the Committee may also review and adjust base salaries upon special events such as promotion, change in duties or for other reasons. For 2008, the Committee, and our Board of Directors as required, approved the base salaries set forth in the 2008 Summary Compensation Table under column (c). Minimum base salary amounts are set forth in each Named Executive Officer’s employment agreement.

In January 2009, we announced that executives were taking a voluntary and temporary base salary reduction as one of a number of cost savings measures we implemented in response to the current macro-economic environment. In addition, Freescale employees, including Named Executive Officers, will be taking one week off without pay during our upcoming first and second quarters of 2009.

Short-term cash incentive Compensation

Short-term cash incentive awards are granted under the Freescale 2008 Incentive Performance Plan, which is designed to reinforce corporate, organizational and business-development goals, promote the achievement of short-term financial and other business objectives and to reward the performance of individual employees in fulfilling their personal responsibilities for long-range achievements. Short-term cash incentive awards are designed for a measurement period of up to one year, and are based on both individual performance and corporate performance measured against pre-established performance objectives.

Bonus Plans

Bonus plans may be based on measures such as cash flow, revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), customer satisfaction, design wins and quality, among others, which can vary from period to period. Payouts are calculated based on measurable pre-established performance objectives. Actual bonus payments to Named Executive Officers are determined by the Committee (except for the Chief Executive Officer whose compensation is determined by the Board of Directors).

During 2008, there were two bonus plans for Named Executive Officers, the 2008 Annual Bonus Plan and the 2008 Second Half Bonus Plan.

2008 Annual Bonus Plan

Under the 2008 Annual Bonus Plan, individual Bonus Targets vary by Named Executive Officer and are based on composite market data from our peer group, total cash compensation among similar positions at companies in our peer group and contribution to Freescale. The Individual Bonus Targets for Named Executive Officers under the 2008 Annual Bonus Plan are set forth on the 2008 Grants of Plan-Based Awards Table in column (d).

An Individual Performance Factor is established for each employee based upon an evaluation of an individual’s contribution to our business and may range from 0 to 2.

The Business Performance Factor measures overall company and product group performance. The Business Performance Factor is calculated using a formula that weights the company and product group achievement of certain objectives against pre-established performance objectives. For the 2008 Annual Bonus Plan, the pre-established performance objectives are as follows: (1) EBITDA, (2) customer loyalty and (3) design wins. Funding of the 2008 Annual Bonus Plan is contingent upon the achievement of a minimum EBITDA threshold.

Bonuses under the 2008 Annual Bonus Plan are paid only when performance goals are achieved. If the minimum EBITDA threshold is not met, no amounts are paid under the bonus plan, even if other pre-established performance objectives are achieved. If targets are exceeded, the maximum business performance factor is 2.0.

2008 Second Half Bonus Plan

In July 2008, the Committee evaluated the macro-economic environment and the previously established EBITDA targets under the 2008 Annual Bonus Plan. Upon determining that the EBITDA targets under the 2008 Annual Bonus Plan would not be achieved, in September 2008, the Committee established a new 2008 Second Half Bonus Plan with new EBITDA targets for the second half of 2008. The 2008 Second Half Bonus Plan established individual bonus targets at 50% of the 2008 Annual Bonus Plan. All other targets and weightings were identical to the 2008 Annual Bonus Plan.

At the first meeting in 2009, the Committee evaluated the Company’s 2008 EBITDA achievement against performance objectives established under the 2008 Annual Bonus Plan and the 2008 Second Half Bonus Plan. The Committee determined that the minimum EBITDA threshold had not been met. Accordingly, no bonus payments were awarded under the 2008 Annual Bonus Plan or the 2008 Second Half Bonus Plan, other than as required under certain executives’ employment agreement, which established a guaranteed minimum payout.

Long-Term Incentives

Equity Awards

Our long-term equity-based incentives are designed to align and reward individual and company contributions toward the creation of long-term company value. These programs are also a key pillar of our retention and pay for performance philosophy. Equity awards have been granted under our Interest Plan, MIP and EIP and have consisted of Class B Interests, stock options to purchase Holdings I common stock, restricted stock unit awards (including deferred stock unit awards) payable in Holdings I common stock, and restricted cash awards.

Grants of equity awards are made in accordance with our MIP and the policies adopted by the Committee. The Committee specifically approves grants to Named Executive Officers and the Chief Executive Officer’s direct reports, and recommends approval of the Chief Executive Officer’s awards to the Board of Directors. The Committee has delegated to the Chief Executive Officer the authority to approve all grants of stock options and restricted stock units to employees who are not direct reports to the Chief Executive Officer. Further, the Committee has delegated to the Chief Executive Officer the ability to delegate the authority to grant stock options under the EIP for employees that do not report directly to the Chief Executive Officer, the Senior Vice President, Human Resources and the Chief Accounting Officer. The grants made pursuant to this delegated authority are made with respect to new hires, promotions and retention grants on the first Monday of the month following the date of hire, promotion or retention arrangement, as applicable.

Generally, in the light of the applicable limitations under the securities laws and the Committee’s determination that equity ownership should be concentrated with key employees and the senior management team, the ability of employees, including senior executives, to transfer ownership of or to retain, any Class B Interests, stock options or restricted stock units (as well as any underlying securities) following the employee’s termination of employment is strictly limited by the applicable governing plan and grant documents.

2008 Long-Term Incentive Awards

Restricted Stock Unit Awards

In April 2008, we granted restricted stock units for Holdings I common stock to our executives, including certain of our Named Executive Officers, other than Mr. Beyer. These awards vest twenty-five percent on the first anniversary of the grant date and then in equal quarterly installments for the next three years. Individual grant amounts vary by Named Executive Officer and are based on composite market data from our peer group and individual performance, total long-term equity among similar positions at companies in our peer group and the executive’s contribution to Freescale. These awards are set forth in the 2008 Grants of Plan-Based Awards Table in Column (i).

Performance-based and Retention Cash Awards

In April 2008, we granted performance-based cash awards to our executives, including certain of our Named Executive Officers, other than Mr. Beyer. These awards contain a target amount of cash that is adjusted according to our actual EBITDA in 2008 as measured against EBITDA targets set by the Committee. These awards are designed to pay an aggregate amount that ranges from zero to two times the target amount in four equal annual installments on the anniversary of the date of grant. The EBITDA targets set by the Committee for these awards were identical to the EBITDA targets established for the 2008 Bonus Plan. These awards are set forth in the 2008 Grants of Plan-Based Awards Table in Column (d).

        At its first meeting in 2009, the Committee evaluated our 2008 EBITDA against the EBITDA targets for these awards and determined that the minimum EBITDA target had not been achieved and the amount of all performance-based restricted cash awards was adjusted to zero. No payments will be made with respect to these awards in 2009 or any future periods.

To align the senior management team during the onset of macro-economic turmoil and the transformation of our business, in October 2008, we granted retention cash awards to certain senior executive officers including certain Named Executive Officers, other than Mr. Beyer. Each of these awards provides for a lump sum cash payment on the third anniversary of the grant date. If a Named Executive Officer terminates employment due to death, disability or is terminated by us without cause after the first anniversary of the date of grant but prior to the third anniversary of the date of the grant, a pro rata amount of the cash award will be paid to the Named Executive Officer. If the Named Executive Officer terminates employment for any of the above-stated reasons prior to the first anniversary of the grant date, the award will be forfeited upon termination. These awards are set forth in the 2008 Grants of Plan-Based Awards Table in column (d).

Long-term Incentive Awards to Mr. Beyer

In February 2008, Mr. Beyer was appointed as Chief Executive Officer of Freescale. In connection with his employment and under the terms of his employment agreement, he was granted 2,100,840 restricted stock units payable in Holdings I common stock, which vests in three equal annual installments on March 17th in each of the three years following the year of grant. Mr. Beyer also received a grant of Class B Interests which provide distributions equal to 1.2472% of the return of capital to investors in excess of Parent’s 2008 book value, which vests in four equal annual installments on March 17th in each of the four years following the year of grant. Mr. Beyer also received $12.5 million in deferred cash, which vests in three equal annual installments on March 17th in each of the three years following the year of grant. Mr. Beyer will receive the vested portion of the deferred compensation on the earlier of his termination, death, disability, a change in control or the third anniversary of the date of grant.

Post-Termination Benefits

Retirement Benefits

On December 2, 2004, we established our 401(k) Plan, a tax-qualified plan subject to the Employee Retirement Income Security Act of 1974, as amended, or (ERISA). The 401(k) Plan provides retirement benefits to all eligible U.S. employees, including Named Executive Officers, and allows an employee to defer up to 75% of his or her eligible compensation for the pay period on a pre-tax basis (subject to maximum amounts permitted under the Code). In 2008 we made matching contributions to the 401(k) Plan each pay period based upon the employee’s rate of deferral. Our contributions are made at a ratio of one dollar matched per one dollar deferred by the employee, up to a maximum deferral rate of five percent of the employee’s annual compensation. Employee and Company contributions to the 401(k) Plan are not subject to Federal tax until distributed from the 401(k) Plan. In addition, employee and company contributions are, at all times, fully vested and non-forfeitable. Amounts allocated to each participating employee are eligible for distribution in the event of retirement, death, disability or other termination of employment. In February 2009, as one of the cost management measures we implemented in response to current macro-economic conditions, we temporarily suspended our matching contributions to the 401(k) Plan.

Officer Change in Control Severance Plan

The Severance Plan, which provided for the payment of benefits to the Named Executive Officers under certain specified circumstances, expired on December 1, 2008. This Severance Plan was replaced by individual employment agreements with certain senior executives, including our Named Executive Officers, other than Mr. Beyer. For a discussion of the change in control and severance benefits under the employment agreements, see the section entitled “2008 Potential Payments Upon Termination or Change in Control”.

Executive Benefits and Perquisites

The principal executive benefits and perquisites programs that we provided to our Named Executive Officers in 2008 included use of our aircraft (as described below) and an executive health program.

Other than the Chief Executive Officer, none of our executive officers may use our aircraft for personal use. Our aircraft use policy allows (1) the Chief Executive Officer 50 hours of aircraft use for personal travel, (2) immediate family members of the Chief Executive Officer to accompany the Chief Executive Officer on business travel and (3) personal emergency use. The policy further provides that we will not gross-up any tax liability incurred by the Chief Executive Officer with respect to his personal use or immediate family members when accompanying the Chief Executive Officer on business travel. However, we will gross-up the tax liability incurred by the Chief Executive Officer with respect to his use of our aircraft when traveling from San Jose, California to our office in Austin, Texas and vice versa.

In 2008, we provided Mr. Beyer with an automobile and an apartment for his use while working at our office in Austin, Texas. We also paid a gross up for the tax liability incurred by him with respect to his use of this automobile and apartment.

Policies and Decisions Regarding the Adjustment or Recovery of Awards

The equity grants and proceeds from equity received by our Named Executive Officers are subject to covenants and agreements that require those executive officers to forfeit equity or repay the proceeds from equity in the event that they violate non-competition or non-solicitation covenants.

Share Ownership Guidelines

Because we are no longer listed as a publicly-traded company on a stock exchange, share ownership guidelines that were in effect prior to our merger in 2006 are no longer applicable. As discussed above, the transferability of equity owned by Named Executive Officers under long-term incentive programs is restricted.

Mr. Beyer’s Employment Agreement

On February 13, 2008, we announced that Richard Beyer was named as our new Chief Executive Officer and Chairman of the Board of Directors, effective March 2008. Mr. Beyer’s current compensation consists of base salary, cash bonus, Class B Interests, deferred cash compensation, restricted stock units and certain other benefits and is governed by his employment agreement dated February 11, 2008 (the “Beyer Agreement”). The terms of the Beyer Agreement are detailed below.

Mr. Beyer’s Base Salary

In accordance with the Beyer Agreement, Mr. Beyer’s minimum base salary is $1,100,000. The Board of Directors determined to hold Mr. Beyer’s 2009 base salary at $1,100,000. However, in January 2009, due to the macro-economic environment, Mr. Beyer accepted a temporary voluntary base salary reduction for 2009 with a resulting base salary of $880,000.

Mr. Beyer’s Bonus

In accordance with the Beyer Agreement, Mr. Beyer received a commencement bonus of $1,000,000 upon starting with Freescale. Further, per Mr. Beyer’s employment agreement he received a guaranteed minimum bonus of $1,100,000 for 2008. Beginning in 2009, Mr. Beyer is entitled to a target bonus of $1,650,000 (150% of his annual base salary), as determined by the Board of Directors. Mr. Beyer’s 2009 annual performance bonus is calculated based on his base salary without taking into account any temporary voluntary salary reduction.

Mr. Beyer’s Equity Awards in 2008

In 2008, we granted Mr. Beyer Class B Interests, restricted stock units and deferred cash. For a description of these awards, please see Long-term Incentive Awards to Mr. Beyer above.

Mr. Beyer’s Benefits

During the term of the Beyer Agreement, Mr. Beyer is eligible to participate in long-term incentive plans or programs and welfare and other benefit plans established by the Company for its senior officers generally.

Mr. Beyer’s employment agreement also provides for certain executive benefits and perquisites, as described above in Executive Benefits and Perquisites.

Pursuant to the Beyer Agreement, Mr. Beyer is also entitled to severance upon a qualifying termination of employment. The severance is generally equal to two times (three times upon a qualifying termination following a change in control) the sum of his annual base salary and target bonus. Upon a qualifying termination not in connection with a change in control, Mr. Beyer is also entitled to accelerated vesting of certain equity awards. In addition, we will provide a gross-up payment to Mr. Beyer with respect to any excise taxes resulting from parachute payments received by Mr. Beyer upon a qualifying termination following a change in control.

The Employment Agreement also includes a release of claims and non-competition and non-solicitation covenants by Mr. Beyer for a two-year period following termination of his employment with the Company for any reason.

Mr. Mayer’s Separation Agreement

        On February 8, 2008, we issued a press release announcing that Mr. Mayer had decided to step down as Chief Executive Officer and chairman of our Board of Directors. On February 12, 2008, we entered into a separation and release agreement (the “Mayer Agreement”) with Mr. Mayer, setting forth the terms of Mr. Mayer’s separation. Under the Mayer Agreement, Mr. Mayer resigned from his positions as an officer and director at the discretion of the Board of Directors. Mr. Mayer’s employment terminated effective as of May 1, 2008 (the “Separation Date”). We continued to pay Mr. Mayer his base salary, benefits and perquisites through the Separation Date.

Under the Mayer Agreement, we also provided Mr. Mayer with the following payments and benefits: (1) full vesting in 47,212.433 Class B Interests; (2) a lump sum cash payment of $7,688,836; and (3) $80,006 as payment for Mr. Mayer’s accrued but unused paid time off.

The Mayer Agreement also included a release by Mr. Mayer of claims and the continued applicability of Mr. Mayer’s non-competition covenants for a period of two years from the Separation Date.

In addition, we repurchased 5,000 Class A Limited Partnership Interests of our Parent (“Class A Interests”) from Mr. Mayer under a Repurchase Letter Agreement dated April 30, 2008. Under the Repurchase Letter Agreement, we paid an aggregate of $5,430,175 consisting of (i) $4,250,000 paid by our Parent and (ii) $1,180,175 paid by Freescale Semiconductor, Inc. which is included as compensation on the Summary Compensation Table.

Dr. Chennakeshu’s Separation Agreement

On December 9, 2008, we announced the resignation of Dr. Sandeep Chennakeshu, Senior Vice President, Chief Development Office and on such date entered into a separation and release agreement (the “Chennakeshu Agreement”). Under the terms of the Chennakeshu Agreement, Dr. Chennakeshu resigned from his position as an officer of Freescale effective December 19, 2008. We continued to pay Dr. Chennakeshu at his last rate of base salary recorded and continued his benefits and perquisites through his separation date of December 19, 2008.

The Chennakeshu Agreement further provided that, subject to certain conditions, Freescale provided Dr. Chennakeshu with the following payments and benefits: (1) a lump sum cash payment of $54,307 for accrued but untaken paid time off; (2) a lump sum cash payment of $1,200,000; (3) certain continued benefits for a period of one year after the Separation Date; and (4) a confirmation that, as of the Separation Date, Dr. Chennakeshu was vested in 15,237.39 Class B Limited Partnership Units in Freescale Holdings LP, the parent entity of Freescale.

The Chennakeshu Agreement also includes (1) a release by Dr. Chennakeshu of any claims; (2) obligations under covenants providing for continued assistance with certain matters; (3) non-solicitation covenants; and (4) a waiver by Freescale of Dr. Chennakeshu’s covenants not to compete.

Ms. McKay’s Separation Agreement

On October 24, 2008, Lynelle McKay terminated her employment with Freescale Semiconductor as its Senior Vice President and General Manager, Networking and Multimedia Group. Upon her termination, Ms. McKay became eligible to receive benefits under the Severance Plan. Under the terms and conditions of the Severance Plan, Ms McKay received (1) a lump sum cash payment of $1,383,443, and (2) certain continued benefits for a period of three years after her separation date.

Subsequent to her termination, Freescale and Ms. McKay entered into a separation and release agreement (the “McKay Agreement”). The McKay Agreement provided that, subject to certain conditions, Freescale would provide Ms. McKay with the following payments and benefits: (1) a severance allowance of $205,000; (2) modification of section 3(a)(iii) of the December 1, 2006 and May 7, 2007 Freescale Holdings Nonqualified Stock Option Agreements (collectively the “NQ Agreements”) to extend the exercise date for all vested options to November 10, 2010 or ten business days after Freescale communicates its 2010 annual valuation; (3) vesting accelerated for stock options to purchased 363,636 shares of Holdings I common stock; (4) vesting accelerated for 22,059 restricted stock units payable in shares of Holdings I common stock; and (5) Consulting Services Agreement of $115,000.

The McKay Agreement also included (1) a release by Ms. McKay of any claims; (2) obligations under covenants providing for continued assistance with certain matters; and (3) non-solicitation and non-compete covenants.

2008 SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information regarding the compensation provided by Freescale, Holdings I and Parent to the Chief Executive Officer, the Chief Financial Officer, each of the three most highly compensated executive officers (other than the CEO and CFO) who were serving at the end of 2008, our former Chief Executive Officer, Michel Mayer, and two executive officers whose employment terminated during 2008 (collectively, the “Named Executive Officers”).

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)		All Other Compensation ($) (i)		Total ($) (j)
Richard M. Beyer, Chairman of the Board	2008	867,308	2,100,000	(1)	11,007,469	(5)	—		—		726,607	(15)	14,701,384
Alan Campbell, Senior Vice President and Chief Financial Officer	2008	530,000	—		4,894,254	(5)	—		—		11,500	(16)	5,435,754
	2007	457,500	400,000	(2)	4,732,874	(6)	—		—		11,250		5,601,624
	2006	390,000	194,875	(3)	3,393,954	(7)	1,863,920	(11)	435,000	(14)	47,793		6,325,542
Alexander Pepe, Senior Vice President, Supply Chain	2008	340,000	—		2,924,635	(5)	—		—		11,500	(17)	3,276,135
Henri Richard, Senior Vice President, Chief Sales & Marketing Officer	2008	600,000	—		235,362	(8)	1,245,409	(12)	—		12,267	(18)	2,093,038
Lisa T. Su, Senior Vice President, General Manager & Chief Technology Officer	2008	372,692	—		149,008	(8)	934,381	(12)	—		67,076	(19)	1,523,157
Michel Mayer, Former Chairman of the Board	2008	413,756			22,111,658	(9)	—		—		9,008,628	(20)	31,534,042
	2007	887,500	1,462,500	(2)	16,565,058	(6)	—		—		116,264		19,031,322
	2006	800,000	549,439	(3)	11,686,851	(7)	8,316,352	(11)	1,425,000	(14)	340,840		23,118,482
Sandeep Chennakeshu, Former Senior Vice President and Chief Development Officer	2008	740,846	—		3,482,840	(5)	—		—		1,211,499	(21)	5,435,185
	2007	700,000	500,000	(2)	3,786,299	(6)	—		—		15,105		5,001,404
	2006	409,231	1,000,000	(4)	7,870,829	(7)	—		257,000	(14)	36,866		9,573,926
Lynelle McKay, Former Senior Vice President and General Manager	2008	293,760	—		200,584	(10)	2,447,919	(13)	—		1,717,543	(22)	4,659,806

(1)	Represents (i) a $1,000,000 cash hiring bonus paid to Mr. Beyer upon joining Freescale in March 2008 in accordance with his employment agreement; and (ii) a guaranteed 2008 minimum bonus payment of $1,100,000 to Mr. Beyer under the terms of his employment agreement. Please see the discussion under Item 11—Compensation Disclosure and Analysis for additional details regarding Mr. Beyer’s employment agreement.

(2)	Represents a recognition award payment made to the Named Executive Officer in March 2008 determined by the Committee upon a review of each Named Executive Officer’s performance in 2007.

(3)	Represents a recognition award payment made to the Named Executive Officer. Each Named Executive Officer was granted performance based restricted stock units in 2006. In accordance with their terms, the performance based restricted stock units vested at target upon the change of control which occurred as a result of the Merger. Because our 2006 revenue exceeded the target level in the award agreement and the change of control occurred near year end, the Compensation and Leadership Committee awarded a cash payment in January of 2007 equal to the difference between the value of the shares that vested as a result of the change of control and the value of the shares that would have been issued based on our actual 2006 revenue.

(4)	Represents a cash hiring bonus paid to Dr. Chennakeshu upon joining Freescale on June 1, 2006.

(5)	Reflects expense recognized by Freescale in 2008 associated with outstanding Class B Interests in Parent granted under the Interest Plan and outstanding restricted stock units for Holdings I common stock granted under the 2006 Management Incentive Plan, in each case calculated in accordance with SFAS No.123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form10-K. For 2008, the SFAS No. 123(R) expense recognized by Freescale associated with Class B Interests in Parent for certain Named Executive Officers was: Mr. Beyer—$7,735,914; Mr. Campbell—$4,745,506; Mr. Pepe—$2,847,304; and Dr. Chennakeshu—$3,482,840. For 2008, the SFAS No. 123(R) expense recognized by us associated with outstanding restricted stock units for certain Named Executive Officers was: Mr. Beyer—$3,271,555; Mr. Campbell—$148,748; and Mr. Pepe—$77,331. Because the fair market value of Holdings I equity on December 31, 2008 was less than the threshold at which Class B Interests share in the profits of Parent, the liquidation value of those interests was zero. Similarly, the fair market value of Holdings I common stock underlying the restricted stock units has declined from $6.13 per share on the date of grant to $1.24 per share as of December 31, 2008.

(6)	Reflects the expense recognized during 2007 associated with outstanding Class B Interests in Parent granted under the Interest Plan, calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form10-K.

(7)	Reflects the expense recognized by us during 2006 associated with outstanding restricted stock units for Freescale Class A common stock granted under the Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 and Class B Interests in Parent granted under the Interest Plan, in each case calculated in accordance with SFAS No. 123(R). The SFAS No. 123(R) expense recognized by us associated with outstanding restricted stock units for certain Named Executive Officers was: Mr. Campbell—$3,017,917; Mr. Mayer—$10,370,723; and Dr. Chennakeshu—$7,570,000. In connection with the Merger, all unvested restricted stock units became fully vested on December 1, 2006. Under the terms of the Merger, each restricted stock unit was converted into the right to receive merger consideration of $40 per share. The SFAS No. 123(R) expense recognized by us associated with outstanding Class B Interests for each Named Executive Officer was: Mr. Campbell—$376,037; Mr. Mayer—$1,316,128; and Dr. Chennakeshu—$300,829. For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form10-K.

(8)	Represents expense recognized during 2008 associated with outstanding restricted stock units for Holdings I common stock granted under the 2006 Management Incentive Plan calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form 10-K. For 2008, the SFAS No. 123(R) expense recognized for certain Named Executive Officers was: Mr. Richard—$235,362 and Ms. Su – $149,008. The fair market value of Holdings I common stock underlying the restricted stock units has declined from $7.00 per share on the date of grant to $1.24 per share as of December 31, 2008.

(9)	Represents $22,111,658 expense recognized by Freescale during 2008 upon the separation of Mr. Mayer as a result of the accelerated vesting of Class B Interests in Parent granted under the Interest Plan calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form10-K.

(10)	Represents $200,584 of expense recognized by Freescale during 2008 upon the separation of Ms. McKay as a result of the accelerated vesting of restricted stock units for Holdings I common stock granted under the 2006 Management Incentive Plan calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form10-K.

(11)	Reflects the expense recognized by us during 2006 associated with outstanding stock option awards to purchase shares of Freescale Class A common stock and stock appreciation rights (“SARs”) granted under the Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 calculated in accordance with SFAS No. 123(R). In connection with the Merger, all unvested stock options and SARs became fully vested on December 1, 2006. Under the terms of the Merger, all outstanding stock options and SARs (except as described below) were converted into the right to receive merger consideration of $40 per share minus the per share exercise price. Mr. Campbell and Mr. Pepe elected to convert a portion of their vested stock options into vested stock options to purchase shares of Holdings I common stock (the “Rollover Options”). The Rollover Options were granted under and are subject to the 2006 Management Incentive Plan. For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form 10-K.

(12)	Represents expense recognized during 2008 associated with outstanding options to purchase Holdings I common stock granted under the 2006 Management Incentive Plan calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form 10-K. For 2008, the SFAS No. 123(R) expense recognized by us associated with outstanding options for certain Named Executive Officers was: Mr. Richard—$1,245,409 and Dr. Su—$934,381. The fair market value of Holdings I common stock underlying the stock options of $1.24 per share as of December 31, 2008 was below the exercise price of $7.00 per share.

(13)	Represents $2,447,919 of expense recognized by Freescale during 2008 upon the separation of Ms. McKay as a result of the accelerated vesting of stock options to purchase Holdings I common stock granted under the 2006 Management Incentive Plan calculated in accordance with SFAS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Annual Report on Form 10-K.

(14)	Represents payments made in March 2007 to each Named Executive Officer under the 2006 Freescale Bonus Plan related to 2006 performance.

(15)	Represents the aggregate value of all perquisite and other income provided to Mr. Beyer of $726,607, including (i) an aggregate incremental cost to Freescale for Mr. Beyer’s use of our corporate aircraft of $599,585 consisting of (a) $397,702 related to flights taken by Mr. Beyer between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement and (b) $201,883 related to Mr. Beyer’s personal travel on our corporate aircraft as permitted under the terms of the Freescale Semiconductor, Inc. Aircraft Procedures and Use Policy as adopted by the Committee; (ii) $53,889 in income imputed to Mr. Beyer for his use of an apartment in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (iii) a gross up payment of $4,074 for tax liabilities incurred by Mr. Beyer as a result of income imputed to him for his personal emergency use of our corporate aircraft in accordance with the terms of the Freescale Semiconductor, Inc. Aircraft Procedures and Use Policy as approved by the Committee; (iv) a gross up payment of $24,345 for tax liabilities incurred by Mr. Beyer as a result of income imputed to him for his use of our corporate aircraft for flights between San Jose, California and our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (v) $7,826 in income imputed to Mr. Beyer for use of a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (vi) a gross up payment of $6,600 for tax liabilities incurred as a result of Mr. Beyer’s use a Freescale automobile while working at our office in Austin, Texas as permitted under the terms of Mr. Beyer’s employment agreement; (vii) $25,888 in income imputed to Mr. Beyer for lodging expenses incurred during his transition to Freescale; and (viii) $4,400 in company matching contributions to Mr. Beyer’s account under the Freescale Semiconductor, Inc. 401(k) Plan.

(16)	Represents other income provided to Mr. Campbell of $11,500 in company matching contributions to Mr. Campbell’s account under the Freescale Semiconductor, Inc. 401(k) Plan.

(17)	Represents other income provided to Mr. Pepe of $11,500 in company matching contributions to Mr. Pepe’s account under the Freescale Semiconductor, Inc. 401(k) Plan.

(18)	Represents perquisite costs and other income for Mr. Richard of (i) $11,500 in company matching contributions to Mr. Richard’s account under the Freescale Semiconductor, Inc. 401(k) Plan and (ii) $767 for the executive health program.

(19)	Represents perquisite costs and other income for Dr. Su of $67,076, including (i) $25,176 in relocation expenses reimbursed in 2008; (ii) a gross up payment of $30,400 for tax liabilities incurred on the reimbursement of relocation expenses in 2007 and 2008, and (iii) $11,500 in company matching contributions to Dr. Su’s account under the Freescale Semiconductor, Inc. 401(k) Plan.

(20)	Represents perquisite costs and other income to Mr. Mayer of (i) an aggregate incremental cost to Freescale for Mr. Mayer’s use of our corporate aircraft of $5,632 related to Mr. Mayer’s personal use of Freescale’s corporate aircraft in accordance with the terms of the Freescale Semiconductor, Inc. Aircraft Procedures and Use Policy as adopted by the Committee; (ii) a gross up payment of $599 related to tax liabilities incurred by Mr. Mayer as a result of his spouse accompanying him during business travel on our corporate aircraft; (iii) $1,180,175 in compensation paid to Mr. Mayer representing the difference between the price Mr. Mayer received upon his separation for his Class A limited partnership interests under the terms of the Repurchase Letter Agreement dated April 30, 2008 and the fair market value of those Class A limited partnership interests on the repurchase date; (iv) $80,006 representing the value of Mr. Mayer’s accrued but unused vacation and paid time off in accordance with the terms of Mr. Mayer’s employment agreement; (v) $30,000 in relocation expenses incurred in connection with Mr. Mayer’s termination of employment; (vi) $10,789 in income imputed to Mr. Mayer in connection with his relocation expenses incurred due to his separation; (vii) $488,836 payment representing Mr. Mayer’s prorated bonus for 2008 under the terms of his separation agreement; (viii) $7,200,000 in the form of a lump sum severance payment made under the terms of Mr. Mayer’s separation agreement; (ix) $11,499 in company matching contributions to Mr. Mayer’s account under the Freescale Semiconductor, Inc. 401(k) Plan; and (x) $1,092 for the executive health program. Please see the discussion under Item 11—Compensation Discussion and Analysis for additional details regarding Mr. Mayer’s severance agreement.

(21)	Represents other income for Dr. Chennakeshu of (i) $11,499 in company matching contributions to Dr. Chennakeshu’s account under the Freescale Semiconductor, Inc. 401(k) Plan and (ii) a severance payment of $1,200,000 made under the terms of his severance agreement. Please see the discussion under Item 11—Compensation Discussion and Analysis for additional details regarding Dr. Chennakeshu’s severance agreement.

(22)	Represents other income for Ms. McKay of $11,500 in company matching contributions to Ms. McKay’s account under the Freescale Semiconductor, Inc. 401(k) Plan; (ii) $2,600 for the executive health program; and (iii) total payments of $1,703,443, consisting of (a) $1,383,443 under the terms and conditions of the Officer Change in Control Severance Plan, (b) $205,000 under the terms and conditions of Ms. McKay’s severance agreement and (c) and $115,000 under the terms and conditions of Ms. McKay’s consulting agreement. Please see the discussion under Item 11—Compensation Discussion and Analysis for additional details regarding Ms. McKay’s severance agreement.

2008 GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information concerning non-equity and equity incentive plan-based compensation provided by Holdings I in 2008 to our Named Executive Officers.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock or Units (#) (i)		Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)
Richard M. Beyer	2/29/08	1,100,000	(1)	1,100,000	(1)	2,200,000	(1)	—		—
	3/17/08	12,500,000	(2)	12,500,000	(2)	12,500,000	(2)			—
	3/17/08	—		—		—		2,100,840	(9)	12,878,149	(9)
	3/17/08	—		—		—		91,806	(10)	0	(10)
	9/24/08	1,100,000	(3)	1,100,000	(3)	1,650,000	(3)	—		—
Alan Campbell	2/29/08	0	(4)	475,000	(4)	950,000	(4)	—		—
	4/7/08	—		—		—		137,395	(11)	842,231	(14)
	4/7/08	0	(5)	817,500	(5)	1,635,000	(5)	—		—
	9/24/08	0	(6)	237,500	(6)	475,000	(6)	—		—
	10/6/08	3,060,000	(7)	3,060,000	(7)	3,060,000	(7)	—		—
Alexander Pepe	2/29/08	0	(4)	250,000	(4)	500,000	(4)	—		—
	4/7/08	—		—		—		71,429	(11)	437,860	(14)
	4/7/08	0	(5)	425,000	(5)	850,000	(5)	—		—
	9/24/08	0	(6)	125,000	(6)	250,000	(6)	—		—
	10/6/08	885,000	(7)	885,000	(7)	885,000	(7)	—		—
Henri Richard	2/29/08	0	(4)	750,000	(4)	1,500,000	(4)	—		—
	4/7/08	—		—		—		189,076	(11)	1,159,036	(14)
	4/7/08	0	(5)	1,125,000	(5)	2,250,000	(5)	—		—
	9/24/08	0	(6)	375,000	(6)	750,000	(6)	—		—
	10/6/08	4,050,000	(7)	4,050,000	(7)	4,050,000	(7)	—		—
Lisa T. Su	2/29/08	0	(4)	300,000	(4)	600,000	(4)	—		—
	4/7/08	—		—		—		93,277	(11)	571,788	(14)
	4/7/08	0	(5)	555,000	(5)	1,110,000	(5)	—		—
	9/24/08	0	(6)	170,000	(6)	340,000	(6)	—		—
	10/6/08	2,295,000	(8)	2,295,000	(8)	2,295,000	(8)	—		—
Michel Meyer	—	—		—		—		—		—
Sandeep Chennakeshu	2/29/08	0	(4)	500,000	(4)	1,000,000	(4)	—		—
	4/7/08	—		—		—		189,076	(11)(12)	1,159,036	(14)
	4/7/08	0	(5)	1,125,000	(5)	2,250,000	(5)	—		—
	9/24/08	0	(6)	250,000	(6)	500,000	(6)	—		—
Lynelle McKay	2/29/08	0	(4)	300,000	(4)	600,000	(4)	—		—
	4/7/08	—		—		—		88,235	(11)(13)	540,881	(14)
	4/7/08	0	(5)	525,000	(5)	1,050,000	(5)	—		—
	9/24/08	0	(6)	150,000	(6)	300,000	(6)	—		—

(1)	Under the terms of Mr. Beyer’s employment agreement dated February 11, 2008, he will receive a minimum guaranteed bonus payout in 2008 of $1,100,000 and the maximum payment was two times the target amount. Please see the discussion under Item 11—Compensation Disclosure and Analysis for additional details regarding Mr. Beyer’s employment agreement.

(2)	Under the terms of Mr. Beyer’s employment agreement dated February 11, 2008, Mr. Beyer was granted a deferred cash award of $12,500,000. The deferred cash vests in three equal installments on the first, second and third anniversary dates of Mr. Beyer’s employment start date, March 17, 2008; however, vested amounts of the deferred cash award will be paid on the earlier to occur of Mr. Beyer’s death, disability, termination of employment or March 17, 2011. As of December 31, 2008, no deferred cash had vested.

(3)	After determining the targets established under the 2008 Bonus Plan would not be achieved and thus no payments made, the Committee approved the 2008 Second Half Bonus Plan. Under the terms of Mr. Beyer’s employment agreement dated February 11, 2008, Mr. Beyer was guaranteed a minimum bonus payment of $1,100,000 and the maximum payout was 2 times the 2008 Second Half Bonus Amounts, based on target awards that were 50% of the bonus target under the 2008 Bonus Plan.

(4)	Amounts represent target bonus awards under the 2008 Bonus Plan. The minimum payment was $0 for each Named Executive Officer, and the maximum payment was 2 times the target amount. Because the minimum EBITDA target under the plan was not achieved, no payments will be made under the 2008 Bonus Plan.

(5)	These grants reflect performance restricted cash awards granted under the terms of the Freescale Holdings 2007 Employee Incentive Plan. The target amount of cash is adjusted according to our actual EBITDA in 2008. The minimum amount is 0 and the maximum amount is 2 times the award, payable in four equal annual installments on the anniversary date of the grant. Because the minimum EBITDA target under the plan was not achieved, no payments will be made under this award.

(6)	After determining the targets established under the 2008 Bonus Plan would not be achieved and thus no payments made, the Committee approved the 2008 Second Half Bonus Plan, with target awards that were 50% of the bonus targets under the 2008 Bonus Plan. The minimum payment was $0 for each Named Executive Officer, and the maximum payment was 2 times the target amount. Because the minimum EBITDA target under the plan was not achieved, no payments will be made under the 2008 Second Half Bonus Plan.

(7)	These grants reflect restricted cash awards granted under the terms of the Freescale Holdings 2007 Employee Incentive Plan. These restricted cash awards vest quarterly after the first anniversary of the date of grant and vested amounts will be paid in one lump sum on the earlier to occur of the Named Executive Officer’s death, disability, termination of employment or October 6, 2011.

(8)	Grant reflects restricted cash award granted under the terms of the Freescale Holdings 2007 Employee Incentive Plan, which will vest and become payable in two installments (a) one third on the first anniversary of the date of grant and (b) two thirds on the third anniversary of the date of grant. In addition, between the first anniversary and the third anniversary of the grant, Dr. Su will be paid a prorated amount of the grant value upon her death, disability or termination of employment without cause.

(9)	Under the terms of Mr. Beyer’s employment agreement dated February 11, 2008, Mr. Beyer was granted a restricted stock award of 2,100,840. These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units vest in three equal annual installments on the first, second and third anniversary dates of Mr. Beyer’s employment start date, March 17, 2008. The fair market value of Holdings I common stock as of March 17, 2008 was $6.13. As of December 31, 2008, none of these restricted stock units had vested.

(10)

Number of units represents the equivalent on December 31, 2008 of Mr. Beyer’s 1.2472% Class B Interest awarded under the Interest Plan. Mr. Beyer’s Class B Interest was granted as a percentage rather than a number of units. This Class B Interest vests in four equal installments on each March 17th beginning in 2009 subject to Mr. Beyer’s continued employment and is subject to accelerated vesting upon certain terminations of employment or service and in the event we enter into certain transactions as described in the discussion under Item 11 – Compensation Discussion and Analysis – Long-term Incentive Awards to Mr. Beyer. Because the threshold at which Mr. Beyer’s Class B Interest shares in the profits of Parent was equal to the fair market value of Parent’s equity in Holdings I on the date of grant, the liquidation value of the Class B Interest was zero.

(11)	These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments until fully vested on April 7, 2012.

(12)	None of these restricted stock units had vested as of Dr. Chennakeshu’s termination of employment.

(13)	Under the terms of Ms. McKay’s separation agreement, vesting accelerated for 22,059 restricted stock units payable in shares of Holdings I common stock so that Ms. McKay held a total of 34,113 vested restricted stock units payable in Holdings I common stock.

(14)	The fair market value of Holdings I common stock was $6.13 per share on April 7, 2008.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)		Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Name (a)	Exercisable (b)		Unexercisable (c)
Richard M. Beyer	—		—		—	—	—		91,806	(5)	0	(5)
	—		—		—	—	—		2,100,840	(6)	2,605,042	(11)
Alan Campbell	205,714.28	(1)	—		—	3.32	—		—		—
	344,520.00	(1)	—		—	5.50	—		—		—
	—		—		—	—	—		19,046.74	(7)	0	(7)
	—		—		—	—	—		137,395	(8)	170,370	(11)
Alexander Pepe	180,605.71	(1)	—		—	5.50	—		—		—
	—		—		—	—	—		11,428.05	(7)	0	(7)
	—		—		—	—	—		71,429	(8)	88,572	(11)
Henri Richard	389,610	(2)	1,168,831	(2)	—	7.00	10/1/2017		—		—
	—		—		—	—	—		15,000	(9)	18,600	(11)
									189,076	(8)	234,454	(11)
Lisa T. Su	259,740	(3)	779,220	(3)	—	7.00	7/2/2017		—		—
	—		—		—	—	—		22,500	(10)	27,900	(11)
					—	—	—		93,277	(8)	115,663	(11)
Michel Mayer	—		—		—	—	—		—		—
Sandeep Chennakeshu	—		—		—	—	—		—		—
Lynelle McKay	300,976	(4)	—		—	7.00	12/1/2010	(4)	—		—
	640,645	(4)	—		—	7.00	12/1/2010	(4)	—		—

(1)	Rollover options granted under the Freescale Holdings 2006 Management Incentive Plan on December 1, 2006. The stock options granted under this plan were granted in accordance with Section 424 of the Code.

(2)	These stock options were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on October 1, 2007. These nonqualified stock options vest in four equal annual installments on the anniversary of the date of grant.

(3)	These stock options were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on July 2, 2007. These nonqualified stock options vest in four equal annual installments on each anniversary of the date of grant.

(4)	Under the terms of Ms. McKay’s separation agreement, vesting accelerated for stock options to purchase 363,636 shares of Holdings I common stock so that Ms. McKay held vested stock options to purchase an aggregate of 941,621shares of Holdings I common stock at an exercise price of $7.00 per share as of her separation date. Under the terms of her separation agreement, the exercise period for her options has been extended until November 30, 2010 or the tenth business day after we communicate our annual valuation for 2010.

(5)

Number of units represents the equivalent on December 31, 2008 of Mr. Beyer’s 1.2472% Class B Interest awarded under the Interest Plan. Mr. Beyer’s Class B Interest was granted as a percentage rather than a number of units. This Class B Interest vests in four equal installments on each March 17th beginning in 2009 subject to Mr. Beyer’s continued employment and is subject to accelerated vesting upon certain terminations of employment or service and in the event we enter into certain transactions as described in the discussion under Item 11—Compensation Discussion and Analysis—Long-Term Incentive Awards to Mr. Beyer. None of this interest was vested as of December 31, 2008. The liquidation value of this interest on December 31, 2008 was zero.

(6)	Restricted stock units granted under the terms of the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units vest 33.3% on the first, second and third anniversary dates of Mr. Beyer’s employment start date, March 17, 2008.

(7)	These Class B Interests represent profits interest in Parent granted under the Interest Plan. These Class B Interests vest in four equal installments on the anniversary of the date of grant subject to the Named Executive Officer’s continued employment and are subject to accelerated vesting upon certain terminations of employment or service and in the event we enter into certain transactions as described in the Limited Partnership Agreement. One-half of the original award was vested as of December 1, 2008. The liquidation value of these interests on December 31, 2008 was zero.

(8)	These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units vest 25% on the first anniversary of the date of grant and then in equal quarterly installments thereafter.

(9)	These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on October 1, 2007. The restricted stock units vest in four equal annual installments on the anniversary of the date of grant.

(10)	These restricted stock units were granted under the terms of the Freescale Holdings 2006 Management Incentive Plan on July 2, 2007. The restricted stock units vest in four equal annual installments on each anniversary of the date of grant.

(11)	On December 31, 2008, the fair market value per share of Holdings I common stock was $1.24.

2008 OPTION EXERCISES AND STOCK VESTED TABLE

Name (a)	Option Awards				Stock Awards
	Number of Shares Acquired on Exercise (#) (b)		Value Realized on Exercise ($) (c)		Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Richard M. Beyer	—		—		—		—
Alan Campbell	—		—		9,523.37	(2)	0	(7)
Alexander Pepe	—		—		5,714.02	(2)	0	(7)
Henri Richard	—		—		5,000	(3)	30,650	(8)
Lisa T. Su	—		—		7,500	(4)	45,975	(8)
Michel Meyer	—		—		47,212.433	(5)	0	(7)
Sandeep Chennakeshu	—		—		7,618.69	(2)	0	(7)
Lynelle McKay	—	(1)	—	(1)	34,113	(6)	209,113	(8)

(1)	Under the terms of Ms. McKay’s separation agreement, vesting accelerated for stock options to purchase 363,636 shares of Holdings I common stock so that Ms. McKay held vested stock options to purchase an aggregate of 941,621shares of Holdings I common stock at an exercise price of $7.00 per share as of her separation date. Under the terms of her separation agreement, the exercise period for her options was extended until November 30, 2010 or the tenth business day after we communicate our annual valuation for 2010.

(2)	Class B Interests awarded under the Interest Plan. The Class B Interests vest in four equal installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant subject to the Named Executive Officer’s continued employment. One-fourth of the original Class B Interests awarded to the Named Executive Officer vested on December 1, 2008.

(3)	Represents vested restricted stock units granted under the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units were granted on October 1, 2007. The units vest in four equal annual installments on each anniversary date of the date of grant, beginning on the first anniversary date of grant subject to the Named Executive Officer’s continued employment. One-fourth of the units vested on October 1, 2008.

(4)	Represents vested restricted stock units granted under the Freescale Holdings 2006 Management Incentive Plan. The restricted stock units were granted on July 2, 2007. The units vest in four equal annual installments on each anniversary date of the date of grant, beginning on the first anniversary date of grant subject to the Named Executive Officer’s continued employment. One-fourth of the units vested on July 2, 2008.

(5)	Class B Interests awarded under the Interest Plan. Under the terms of Mr. Mayer’s separation agreement, Mr. Mayer became fully vested in an additional 47,212.433 Class B Interests. Please see Item 11—Compensation Discussion and Analysis for additional details regarding Mr. Mayer’s separation agreement.

(6)	Under the terms of Ms. McKay’s separation agreement, vesting accelerated for restricted stock units of 22,059 payable in shares of Holdings I common stock so that Ms. McKay held a total of 34,113 vested restricted stock units payable in Holdings I common stock.

(7)	The fair market value of Holdings I equity at vesting on December 1, 2008 was less than the threshold at which Class B Interests share in the profits of the Parent, and thus the liquidation value of the Class B Interests as of vesting was zero.

(8)	On the vesting date in 2008, the fair market value of Holdings I common stock was $6.13 per share.

2008 DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)		Option Awards ($) (d)		Total ($) (h)
Richard M. Beyer (1)(2)	0		0		0
Daniel F. Akerson (1)	0		0		0
Kevin R. Burns (1)	0		0		0
Stephen P. Kaufman	100,000	(3)	99,892	(4)	199,892
Thomas Lister (1)	0		0		0
John W. Marren (1)	0		0		0
James A. Quella (1)	0		0		0
Paul C. Schorr, IV (1)	0		0		0
Peter Smitham (1)	0		0		0
Claudius E. Watts IV (1)	0		0		0

(1)	Serves as a member of our Board of Directors and the Board of Directors of Holdings I.

(2)	Mr. Beyer is an employee of Freescale Semiconductor, Inc. and did not receive compensation for his services as a member of our Board of Directors or the Board of Directors of Holdings I.

(3)	As an independent director of Freescale Holdings GP, Ltd, the ultimate parent of Holdings I, Mr. Kaufman receives annual director fees of $100,000. Mr. Kaufman does not serve on our Board of Directors or the Board of Directors of Holdings I.

(4)	On August 6, 2007, Mr. Kaufman was granted a stock option to purchase 125,000 shares of Freescale Semiconductor Holdings I, Ltd. common stock at an exercise price of $7 per share. The options vest in four equal annual installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant. The grant date fair value of this stock option was $398,750 as calculated in accordance with SFAS AS No. 123(R). For a discussion of the SFAS No. 123(R) assumptions utilized, see Note 6 in the consolidated and combined financial statements included in this Form 10-K.

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name (a)	Benefit (b)		Termination w/o Cause or for Good Reason (c)		Termination w/o Cause or for Good Reason After Change in Control (d)		Voluntary Termination (e)		Death (f)		Disability (g)		Change in Control (h)
Richard M. Beyer	—		14,559,050	(5)	23,754,535	(5)	—	(1)	16,205,042	(5)	16,205,042	(5)	15,105,042	(5)
Alan Campbell	—		1,179,317	(6)	3,044,827	(6)	—	(1)	170,370	(6)	170,370	(6)	987,870	(6)
Alexander Pepe	—		790,677	(6)	1,818,273	(6)	—	(1)	88,572	(6)	88,572	(6)	513,572	(6)
Henri Richard	—		1,332,133	(6)	4,103,292	(6)	—	(1)	235,054	(6)	235,054	(6)	1,378,054	(6)
Lisa T. Su	—		928,463	(6)	2,244,432	(6)	—	(1)	143,563	(6)	143,563	(6)	698,563	(6)
Michel Mayer	7,708,276	(2)	—		—		—		—		—		—
Sandeep Chennakeshu	1,208,393	(3)	—		—		—		—		—		—
Lynelle McKay	1,727,350	(4)	—		—		—		—		—		—

(1)	Upon voluntary termination, Named Executive Officers are eligible for a payment of accrued but unused paid time off and unreimbursed travel and entertainment expenses.

(2)	Amount represents the actual payment made under Mr. Meyer’s separation agreement plus the value of estimated medical benefits over the three year period following his separation.

(3)	Amount represents the actual payment made under Mr. Chennakeshu’s separation agreement plus the value of estimated medical benefits over the one year period following his separation.

(4)	Amount represents the actual payments made to Ms. McKay under (i) the terms and conditions of the officer change in control severance plan; (ii) Ms. McKay’s separation agreement and (iii) Ms. McKay’s consulting agreement; plus the value of estimated medical benefits over the three year period following her separation.

(5)	Amount represents estimated payments to be made under Mr. Beyer’s employment agreement plus the estimated value of medical benefits over a three year period. Amount does not include payment for accrued but unused paid time off and unreimbursed travel and entertainment expenses. The potential payment under a Change in Control does not include any estimated payments required under Mr. Beyer’s employment agreement regarding Section 280G tax gross-up payments.

(6)	Amount represents estimated payments to be made to the Named Executive Officer under the executive employment agreement plus the estimated value of medical benefits over a two year period. Amount does not include payment for accrued but unused paid time off and unreimbursed travel and entertainment expenses. The potential payment under a Change in Control does not include any estimated payments required under the Named Executive Officer’s employment agreement regarding Section 280G tax gross-up payments.

2008 Potential Payments Upon Termination or Change in Control

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

If at any time following a “change in control”, Mr. Beyer’s employment is terminated other than for cause, death or disability, or it is terminated by him for good reason, he will be entitled to receive: (1) payment of all unpaid base salary and accrued vacation through the date of termination and his cash bonus for the year preceding the date of termination (if not previously paid); (2) a cash payment equal to a pro rata portion of his target bonus for the year in which the date of termination occurs; (3) a cash payment equal to three times the greater of his annual base salary during the three years prior to the change in control and his annual base salary on the date of termination; (4) a cash payment equal to three times the highest annual bonus (including any portion thereof that has been deferred and annualized for any fiscal year consisting of less than 12 months or during which he was employed for less than 12 months) that he received during the five fiscal years prior to the date of termination; and (5) continued medical and life insurance until Mr. Beyer is eligible for Medicare or another employer’s medical plan. For purposes of eligibility for retiree medical benefits pursuant to such plans, Mr. Beyer will be considered to have remained employed until the earlier of three years after the date of termination or the last day any employee may become eligible for such retiree medical benefits and to have retired on the last day of such period. If Mr. Beyer is terminated by us (other than for cause) within the nine-month period prior to a change in control, but subsequent to such time as negotiations or discussions which ultimately lead to a change in control have commenced, then he shall be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Mr. Beyer will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above.

In the event of a payment made by us to Mr. Beyer at a time when our common stock or the common stock of any of our affiliates is not readily tradable on an established securities market or otherwise, within the meaning of Section 280G(b)(5)(A)(ii) of the Code, or Section 280G, Mr. Beyer and we will use our best efforts to satisfy the “shareholder approval requirements” of that section in a manner designed to preserve the full economic benefit to the executive of any payments or benefits otherwise due to the executive. The employment agreement for Mr. Beyer contains a Section 280G tax gross-up provision in the event of a change in control that occurs other than at a time when our common stock or the common stock of any of our affiliates is not readily tradable on an established securities market or otherwise.

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

Certain Named Executive Officers

Certain Named Executive Officers are entitled to benefits under the Executive Employment Agreement (the “Executive Agreement”). The Executive Agreement provides the following payments and benefits in the event that an executive’s employment is terminated for any reason other than termination for “good cause” (as defined in the Executive Agreement), disability or death: (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off; (3) the executive’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a Prorated Bonus Payment for the year of termination at the executive’s target if termination occurs in the first quarter of the year, and based upon Company performance if termination occurs after the first quarter; and (5)(i) if the date of termination occurs on or before December 31, 2009, the amount equal to the product of (x) two and (y) the executive’s base salary, and continuation of certain benefits for a period of two years after termination date, or (ii) if the date of termination occurs after December 31, 2009, the amount equal to the product of (x) 1.5 and (y) the executive’s base salary, and continuation of certain benefits for a period of 18 months after termination date.

        Under the Executive Agreement if at any time following a “change in control”, employment is terminated other than for cause, death or disability, or it is terminated by the Named Executive Officer for good reason, the Named Executive Officer will be entitled to receive: (1) accrued but unpaid salary through the date of termination; (2) payment for accrued but unused paid time off; (3) the executive’s annual bonus for the calendar year immediately preceding the calendar year in which the date of termination occurs, if such bonus has been determined but not paid as of the date of termination; (4) payment of a Prorated Bonus Payment for the year of termination at the executive’s target if termination occurs in the first quarter of the year, and based upon Company performance if termination occurs after the first quarter; (4) a cash payment equal to two times the Named Executive Officer’s annual base salary on the date of termination; (5) a cash payment equal to two times the Named Executive Officer’s target bonus for the year of termination; and (6) continued medical and life insurance for a period of two years following the date of termination. If the Named Executive Officer is terminated by us (other than for cause) within the six-month period prior to a change in control, but subsequent to such time as negotiations or discussions which ultimately lead to a change in control have commenced, then the Named Executive Officer shall be entitled to receive the benefits outlined above. Notwithstanding the foregoing, if we adopt a change in control severance plan for senior officers generally with more generous benefits than the benefits outlined above, Named Executive Officers subject to the Executive Agreement will be entitled to those more generous benefits to the extent applicable in lieu of the benefits outlined above.

The Executive Agreement contains a Section 280G tax gross-up provision in the event of a change in control that occurs other than at a time when our common stock or the common stock of any of our affiliates is not readily tradable on an established securities market or otherwise.

The Executive Agreement contains restrictive covenants including non-solicit and non-competition provisions that remain in effect during the two-year period following termination of employment for cause or as a result of voluntary resignation other than for good reason.

Compensation Committee Report on Executive Compensation

The Compensation and Leadership Committee of the Board (the “Committee”) is primarily responsible for reviewing, approving and overseeing Freescale’s compensation plans and practices, and works with management to establish Freescale’s executive compensation philosophy and programs. The members of the Committee at the end of the 2008 fiscal year were Peter Smitham, Chairman, Daniel F. Akerson, John W. Marren, and Paul C. Schorr, IV. The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with management and has recommended that the CD&A be included in this Annual Report on Form 10-K.

Respectfully,

Members of the Compensation and Leadership Committee

Peter Smitham, Chairman

Daniel F. Akerson

John W. Marren

Paul C. Schorr IV

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Holdings I directly owns all of the outstanding common shares of Freescale Semiconductor Holdings II, Ltd., which is the direct owner of Freescale Semiconductor Holdings III, Ltd., which is the direct owner of Freescale Semiconductor Holdings IV, Ltd., which is the direct owner of Freescale Semiconductor Holdings V, Inc. (“Holdings V”). Holdings V owns, directly and as trustee, all of the outstanding common stock of Freescale Semiconductor Holdings I, Ltd. The following table presents information regarding beneficial ownership of the common shares of the Company as of March 1, 2009 by each person who is known by us to beneficially own more than 5% of the common shares of Holdings I, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group. The following table also presents the equity securities of Freescale Holdings L.P., parent of Holdings I (“Parent”), held by our directors, each of the Named Executive Officers and by all of our directors and executive officers as a group. Security numbers have been rounded down to the nearest whole security.

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

	Freescale Semiconductor Holdings I, Ltd.		Freescale Holdings, L.P.
Name of Beneficial Owner	Common Shares	% of Common Shares Outstanding	Class A Limited Partnership Interest(1)	% of Class A Limited Partnership Interest(%)	Class B Limited Partnership Interest(1)	% of Class B Limited Partnership Interest (%)
Freescale Holdings L.P.(1)	1,061,264,846	100	—	—	—	—
Richard M. Beyer (2)(3)	—	—	—	—	—	—
Alan Campbell(2)(3)	550,234	*	742	*	19,047	11.78
Daniel F. Akerson(4)	—	—	1,125,000	16.55	—	—
Kevin R. Burns (5)	—	—	—	—	—	—
James A. Quella (6)	—	—	—	—	—	—
Stephen P. Kaufman (2)	31,250	*	150	*	—	—
Thomas H. Lister(7)	—	—	1,363,750	20.01	—	—
John W. Marren(5)	—	—	—	—	—	—
Paul C. Schorr, IV(6)	—	—	3,395,055	49.93	—	—
Peter Smitham(7)	—	—	1,363,750	20.01	—	—
Claudius E. Watts, IV(4)	—	—	1,125,000	16.55	—	—
Henri Richard (2)	394,610	*	—	—	—	—
Lisa T. Su (2)	267,240	*	—	—	—	—
Alexander Pepe (2)(3)	180,606	*	—	—	11,428	7.07
Michel Mayer (3)(8)	—	—	—	—	80,544	49.82
Sandeep Chennakeshu (3)	—	—	500	*	15,237	9.43
Lynelle McKay (2)	975,734	*	—	—	—	—
Directors and Executive Officers as a group(2)(9)	2,765,661	2.60	6,008,947	88.37	37,213	23.33

*	Represents less than 1%.

(1)	Includes 49,198,464 common shares subject to the Warrant Agreement, dated December 1, 2006, between Parent and Holdings I. Freescale Holdings G.P., Ltd. (“Freescale GP”) is the general partner of Parent and as such exercises voting and dispositive power with respect to such shares. Freescale GP is owned equally by the Blackstone Funds, the Carlyle Funds, the Permira Funds and the TPG Funds (collectively, the “Funds”), as described below, and each fund appoints two directors to the board of directors of Freescale GP. Holders of limited partnership interests in Parent have limited voting rights and no voting or dispositive power over the shares of Holdings I held by Parent.

The Blackstone Funds’ ownership of Freescale GP includes (i) 88 shares held by Blackstone Capital Partners (Cayman) V L.P. (“BCP V”), whose general partner is Blackstone Management Associates (Cayman) V L.P. (“BMA V”); (ii) 82 shares held by Blackstone Capital Partners (Cayman) V-A L.P. (“BCP V-A”), whose general partner is BMA V; (iii) 70 shares held by BCP (Cayman) V-S L.P. (“BCP V-S”), whose general partner is BMA V; (iv) 7 shares held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P. (“BFIP V-SMD”), whose general partner is BMA V; (v) 2 shares held by Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”), whose general partner is BMA V; and (vi) 1 share held by Blackstone Participation Partnership (Cayman) V L.P. (“BPP V” and, together with BCP V, BCP V-A, BCP V-S, BFIP V and BFIP V-A, the “Blackstone Funds”), whose general partner is BMA V. Stephen A. Schwarzman is a founding member of BMA V and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA V and Mr. Schwarzman disclaims beneficial ownership of such shares, except to the extent of such person’s pecuniary interest therein. The address of each of the entities and persons listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

The Carlyle Funds’ ownership of Freescale GP includes (i) 167 shares held by Carlyle Partners IV Cayman, L.P. (“CP IV”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 33 shares held by CEP II Participations Sarl SICAR (“CEP II P”), which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 27 shares held by Carlyle Asia Partners II, L.P (“CAP II”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 14 shares held by Carlyle Japan Partners, L.P. (“CJP”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 7 shares held by CP IV Coinvestment Cayman, L.P (“CP IV Co-Investment”), whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 1 share held by CAP II Co-Investment, L.P. (“CAP II Co-Investment”), whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 1 share held by CJP Co-Investment, L.P. (“CJP Co-Investment” and, together with CP IV, CEP II P, CP IV Co-Investment, CAP II, CAP II Co-Investment and CJP, the “Carlyle Funds”), whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The shares beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle Shares.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Limited, a Cayman Islands exempted limited liability company. DBD Cayman, Limited has investment discretion and dispositive power over the Carlyle Shares. DBD Cayman, Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle Shares requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle Shares except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 520 Madison Avenue, New York, New York 10022.

The Permira Funds’ ownership of Freescale GP includes (i) 196 shares held by Permira IV L.P. 2 (“P IV 2”), whose manager is Permira IV Managers L.P.; (ii) 49 shares held by P4 Sub L.P. 1 (“P4 1”), whose manager is Permira IV Managers L.P.; (iii) 4 shares held by Permira Investments Limited (“PIL”); and (iv) 1 share held by P4 Co-Investment L.P. (“P4 Co-Investment” and, together with P4 1, P IV 2 and PIL, the “Permira Funds” ), whose general partner is Permira IV G.P. L.P. P4 1 and P IV 2 are together known as “Permira IV.” Permira IV Managers L.P. may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the Permira Funds by virtue of being manager of Permira IV and by virtue of co-investment arrangements between the entities comprising the Permira Funds, but disclaims beneficial ownership of such shares, except to the extent of its respective pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL.

The TPG Funds’ ownership of Freescale GP includes (i) 75 shares held by TPG Partners IV-AIV, L.P. (“TPG IV”), whose general partner is TPG GenPar IV-AIV, L.P.; (ii) 174.17 shares held by TPG Partners V-AIV, L.P. (“TPG V”), whose general partner is TPG GenPar V-AIV, L.P.; (iii) 0.46 shares held by TPG FOF V-A, L.P. (“TPG FOF A”), whose general partner is TPG GenPar V, L.P.; and (iv) 0.27 shares held by TPG FOF V-B, L.P. (“TPG FOF B” and, together with TPG IV, TPG V, TPG FOF A and TPG FOF B, the “TPG Funds”), whose general partner is TPG GenPar V, L.P. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of TPG GenPar IV-AIV, L.P., TPG GenPar V-AIV, L.P. and TPG GenPar V, L.P. may be deemed to have beneficial ownership with respect to the shares owned by the TPG Funds. The address of each of the entities and persons identified in this note is c/o TPG, 301 Commerce Street, Fort Worth, Texas 76102.

(2)	Common shares listed represent shares issuable upon exercise of options outstanding and currently exercisable and/or restricted stock units.

(3)	In the event holders of limited partnership interests in Parent become entitled to vote on any matter, the holder has agreed to vote all of its interests in Parent as directed by Freescale GP.

(4)

Mr. Akerson and Mr. Watts were appointed to the board of directors of Freescale GP by the Carlyle Funds. See note (1) above. Mr. Akerson and Mr. Watts are each Managing Directors at The Carlyle Group. Class A limited partnership interests represent amounts held by the various Carlyle Funds as set forth below. Mr. Akerson and Mr. Watts each disclaim beneficial ownership of any shares or interests owned directly or indirectly by such Carlyle Funds, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 754,527.16 Class A limited partnership interests held by CP IV, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (ii) 30,472.84 Class A limited partnership interests held by CP IV Co-Investment, whose general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iii) 150,000.00 Class A limited partnership interests held by CEP II P, which is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (iv) 121,585.87 Class A limited partnership interests held by CAP II, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (v) 3,414.13 Class A limited partnership interests held by CAP II Co-Investment, whose general partner is CAP II General Partner, L.P., whose general partner is CAP II Limited., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; (vi) 61,494 Class A limited partnership interests held by CJP, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P.; and (vii) 3,506 Class A limited partnership interests held by CJP

Co-Investment, whose general partner is CJP General Partner, L.P., whose general partner is Carlyle Japan Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. The Class A limited partnership interests beneficially owned by the Carlyle Funds are collectively referred to as the “Carlyle LP Interests.” The general partner of TC Group Cayman Investment Holdings, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman, Limited, a Cayman Islands exempted limited liability company. DBD Cayman, Limited has investment discretion and dispositive power over the Carlyle LP Interests. DBD Cayman, Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle LP Interests requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle LP Interests except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o The Carlyle Group, 520 Madison Avenue, New York, New York 10022. See also note (1) above.

(5)	Mr. Burns and Mr. Marren were appointed to the board of directors of Freescale GP by the TPG Funds. See note (1) above. Mr. Burns and Mr. Marren are each Partners of TPG. Neither Mr. Burns nor Mr. Marren may be deemed to have beneficial ownership with respect to the interests owned by the TPG Funds. The TPG Funds own the following: (i) 300,000 Class A limited partnership interests held by TPG IV, whose general partner is TPG GenPar IV-AIV, L.P.; (ii) 696,706 Class A limited partnership interests held by TPG V, whose general partner is TPG GenPar V-AIV, L.P; (iii) 1,823 Class A limited partnership interests held by TPG FOF A, whose general partner is TPG GenPar V, L.P.; and (iv) 1,470 Class A limited partnership interests held by TPG FOF B, whose general partner is TPG GenPar V, L.P. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of the ultimate general partner of each of TPG GenPar IV-AIV, L.P., TPG GenPar V-AIV, L.P. and TPG GenPar V, L.P. may be deemed to have investment powers and beneficial ownership with respect to the interests owned by the TPG Funds. The address of each of the entities and persons identified in this note is c/o TPG Capital, 301 Commerce Street, Fort Worth, Texas 76102. See also note (1) above.

(6)	Mr. Quella and Mr. Schorr were appointed to the board of directors of Freescale GP by the Blackstone Funds. See note (1) above. Mr. Schorr and Mr. Quella are each Senior Managing Directors of The Blackstone Group. Class A limited partnership interests represent amounts held by the Blackstone Class A Funds (defined below) as set forth below. Mr. Schorr and Mr. Quella each disclaims beneficial ownership of any shares or interests owned directly or indirectly by the Blackstone Class A Funds, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 424,088.17 Class A limited partnership interests held by BCP V, whose general partner is BMA V; (ii) 392,632.86 Class A limited partnership interests held by BCP V-A, whose general partner is BMA V; (iii) 336,297.30 Class A limited partnership interests held by BCP V-S, whose general partner is BMA V; (iv) 31,793.46 Class A limited partnership interests held by BFIP V-SMD, whose general partner is BMA V; (v) 12,378.17 Class A limited partnership interests held by BFIP V, whose general partner is BMA V; (vi) 2,809.04 Class A limited partnership interests held by BPP V, whose general partner is BMA V; (vii) 807,555.52 Class A limited partnership interests held by BCP V Co-Investors (Cayman) L.P. (“BCP V Co-Investors”), whose general partner is BMA V; (viii) 750,000 Class A limited partnership interests held by Blackstone Firestone Principal Transaction Partners (Cayman) L.P. (“BFPTP”), whose general partner is BMA V; and (ix) 637,500 Class A limited partnership interests held by Blackstone Firestone Transaction Participation Partners (Cayman) L.P. (“BFTPP” and, together with BCP V, BCP V-A, BCP V-S, BFIP V-SMD, BFIP V, BPP V, BCP V Co-Investors and BFPTP, the “Blackstone Class A Funds”), whose general partner is BMA V. Stephen A. Schwarzman is a founding member of BMA V and as such may be deemed to share beneficial ownership of the interests held or controlled by the Blackstone Class A Funds. Each of BMA V and Mr. Schwarzman disclaims beneficial ownership of such interests, except to the extent of such person’s pecuniary interest therein. The address of each of the entities and persons listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154. See also note (1) above.

(7)

Mr. Lister and Mr. Smitham were appointed to the board of directors of Freescale GP by the Permira Funds. See note (1) above. Mr. Lister is a Managing Partner at Permira Advisers, LLC. Mr. Smitham is a Partner at Permira Advisers, LLP. Class A limited partnership interests represent amounts held by the various Permira Class A Funds and Co-Investors (defined below) as set forth below. Mr. Lister and Mr. Smitham each disclaim beneficial ownership of any shares or interests owned directly or indirectly by the Permira Class A Funds and Co-Investors, except to the extent of his pecuniary interest therein. Amounts include the following: (i) 218,670.31 Class A limited partnership interests held by P4 1, whose manager is Permira IV Managers L.P.; (ii) 883,488.97 Class A limited partnership interests held by P IV 2, whose manager is Permira IV Managers L.P.; (iii) 17,790.31 Class A limited partnership interests held by PIL; (iv) 5,050.41 Class A limited partnership interests held by P4 Co-Investment, whose general partner is Permira IV G.P. L.P.; (v) 4,500 Class A limited partnership interests held by Wilshire Private Markets Short Duration Fund I, L.P. (“SDF I”), whose general partner is WPMG SDF I, LLC; (vi) 4,500 Class A limited partnership interests held by Wilshire U.S. Private Markets Fund VII, L.P. (“PMF VII”), whose general partner is Wilshire U.S. Private Markets VII, LLC; (vii) 75,000 Class A limited partnership interests held by Uberior Co-Investments Limited (“Uberior”); (viii) 50,000 Class A limited partnership interests held by Partners Group Access III, L.P. (“PGA III”), whose general partner is Partners Group Management III Limited; (ix) 15,000 Class A limited partnership interests held by A.S.F. Co-Investment Partners III, L.P. (“ASF III”), whose general partner is PAF 6/05, LLC; (x) 13,062.45 Class A limited partnership interests held by European Strategic Partners (“ESP”), whose manager is Standard Life Investments (Private Equity) Limited; (xi) 1,536.05 Class A limited partnership interests held by European Strategic Partners Scottish B (“ESPSB”), whose manager is Standard Life

Investments (Private Equity) Limited; (xii) 1,330.56 Class A limited partnership interests held by European Strategic Partners Scottish C (“ESPSC”), whose manager is Standard Life Investments (Private Equity) Limited; (xiii) 3,117.73 Class A limited partnership interests held by European Strategic Partners 1-LP (“ESP 1”), whose manager is Standard Life Investments (Private Equity) Limited; (xiv) 53.21 Class A limited partnership interests held by ESP Co-Investment Limited Partnership (“ESP Co-Investment”), whose manager is Standard Life Investments (Private Equity) Limited; (xv) 18,400 Class A limited partnership interests held by ESP II Conduit LP (“ESP II”), whose manager is Standard Life Investments (Private Equity) Limited; (xvi) 17,200 Class A limited partnership interests held by ESP 2004 Conduit LP (“ESP 2004”), whose manager is Standard Life Investments (Private Equity) Limited; (xvii) 10,800 Class A limited partnership interests held by ESP 2006 Conduit LP (“ESP 2006”), whose manager is Standard Life Investments (Private Equity) Limited; (xviii) 5,100 Class A limited partnership interests held by ESP Tidal Reach LP (“ESPTR”), whose manager is Standard Life Investments (Private Equity) Limited; (xix) 11,400 Class A limited partnership interests held by Edcastle Limited Partnership (“ELP”), whose manager is Standard Life Investments (Private Equity) Limited; (xx) 6,250 Class A limited partnership interests held by North American Strategic Partners, LP (“NASP”), whose manager is Standard Life Investments (Private Equity) Limited; and (xxi) 1,500 Class A limited partnership interests held by Rose Nominees Limited a/c 21425 (“RNL” and, together with P4 1, P IV 2, PIL, P4 Co-Investment, SDF I, PMF VII, Uberior, PGA III, ASF III, ESP, ESPSB, ESPSC, ESP 1, ESP Co-Investment, ESP II, ESP 2004, ESP 2006, ESPTR, ELP and NASP, the “Permira Class A Funds and Co-Investors”). P4 1 and P IV 2 are together known as Permira IV. Permira IV Managers L.P. may be deemed to have investment power and beneficial ownership with respect to the Class A interests owned by the Permira Class A Funds and Co-Investors by virtue of being manager of Permira IV and by virtue of co-investment arrangements and proxies between the entities comprising the Permira Class A Funds and Co-Investors, but disclaims beneficial ownership of such interests except to the extent of its respective pecuniary interest therein. The address of each of the entities and persons identified in this note is c/o Permira IV Managers L.P., Trafalgar Court, Les Banques, Guernsey, Channel Islands GY1 3QL. See also note (1) above.

(8)	On February 12, 2008, the Company entered into a Separation and Release Agreement with Mr. Mayer, pursuant to which the Company agreed to repurchase Mr. Mayer’s Class A limited partnership interests. The sale was consummated on April 30, 2008. In addition, the agreement provided that Mr. Mayer would own a total of 80,544.228 Class B limited partnership interests upon his termination of employment.

(9)	See notes (1) through (8) above.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

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

Investors Agreement

The Sponsors entered into an investors agreement that provides that no holder of any equity interests in Parent or Holdings I may transfer their equity interests except to permitted transferees and except in compliance with certain restrictions on transfer. The investors agreement provides certain investors with the right to “tag-along” and sell a pro rata portion of their equity interests if other investors propose to sell all or a portion of their equity interests. Additionally, investors holding a majority of the Class A limited partnership interests in Holdings have the right to cause a sale of Parent or Holdings I and to require the other equityholders to participate in such a sale. Pursuant to the investors agreement, any equity of Parent and Holdings I held by employees of the Company is subject to put and call rights under specified circumstances. If Parent or its subsidiaries propose to issue new equity securities, equityholders of Parent and Holdings I will have the right to purchase their pro rata share of such new securities.

Registration Rights Agreement

The equityholders of Parent also entered into a registration rights agreement providing for certain customary demand and piggyback registration rights (including customary indemnification) and Rule 144 sale provisions applicable to specified parties. Parent would be responsible for paying the expenses of such registrations.

Management Fee Agreements

On December 2, 2006, following completion of the Merger, we entered into management agreements with affiliates or advisors of certain members of the Consortium, including affiliates or advisors of the Sponsors, pursuant to which such entities or their affiliates, officers, employees and/or representatives and/or co-investors (the “Advisors”) provide management and advisory services to us. Pursuant to such agreements, the Advisors receive an aggregate annual management fee equal to 1.5% of our annual Adjusted EBITDA, paid quarterly in advance, and reimbursement for out-of-pocket expenses incurred by the Advisors pursuant to the agreements. We paid an aggregate of $18 million for management services for the year ended December 31, 2008. The management agreements have a 10-year term, but may be terminated by us at such time as the Advisors are no longer obligated to provide services pursuant to the terms of the management agreement. If the management agreements are terminated prior to their scheduled expiration, the Advisors will receive a payment from us in an amount to be determined at such time by mutual agreement of the parties. The management agreements include customary exculpation and indemnification provisions in favor of the Advisors.

Other Arrangements

Mr. Stephen P. Kaufman purchased 150 Class A Limited Partnership interests of Parent during fiscal year 2007 for a total purchase price of $150,000.

The Company has also entered into an agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of The Blackstone Group (“Blackstone”), one of our Sponsors. Equity Healthcare negotiates with providers of administrative services for health benefit plans and other related services for cost discounts. Equity Healthcare also provides quality-of-service monitoring capability for health care plans. Because of the combined purchasing power of its client participants, we believe that Equity Healthcare is able to negotiate pricing terms from providers that are more favorable than we could otherwise obtain on an individual basis.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, the Company has agreed to pay to Equity Healthcare a fee of $2 per employee per month (“PEPM Fee”). As of December 31, 2008, the Company had 7,720 employees enrolled in its health and welfare benefit plans.

Equity Healthcare may also receive a fee from one or more of the health plans contracted with Equity Healthcare (“Health Plan Fees”) if the total number of employees from Blackstone portfolio companies utilizing Equity Healthcare’s services exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts of the PEPM Fee from Blackstone portfolio companies and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee payable from Blackstone portfolio companies; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to Blackstone portfolio companies at no cost or reduced cost.

Equity Healthcare is an affiliate of Blackstone, on behalf of which Paul Schorr, IV and James Quella are members of our Board. Blackstone, Mr. Schorr and Mr. Quella are affiliated with Equity Healthcare and may have an indirect pecuniary interest.

Statement of Policy Regarding Transactions with Related Persons

The Board of Directors has adopted a written policy to review and approve any related party transaction in excess of $5 million.

Director Independence

Information regarding director independence is set forth above in Item 10 of this Annual Report on Form 10-K.

Item 14:	Principal Accountant Fees and Services

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for 2008 and 2007, and fees for other services rendered by KPMG LLP for 2008 and 2007:

	Year Ended December 31,
Fees	2008	2007
Audit Fees (1)	$2,449,000	$2,473,000
Audit-related fees (2)	—	35,000
Tax fees	31,000	—
All other fees (3)	166,000	46,000

Total Fees	$2,646,000	$2,554,000

(1)	In 2008 and 2007, consists of services rendered in connection with the audit of our annual financial statements and statutory audits. The 2007 fees also include services rendered in connection with the filing of our Form 10 and Form S-4/A.

(2)	Consists of services rendered in connection with our savings plan audits.

(3)	In 2008 and 2007, consists of services rendered in connection with local attestation requirements and other miscellaneous fees.

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

The audit, audit-related, tax and other services provided by KPMG LLP in 2008 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits:

Exhibit Number	Exhibit Title

2.1*	Agreement and Plan of Merger, dated September 15, 2006, by and among Freescale Semiconductor, Inc., Firestone Holdings LLC and Firestone Acquisition Corporation.

3.1*	Certificate of Incorporation of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.2**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) I, Ltd., as issued by the Bermuda Registrar of Companies on March 8, 2007.

3.3*	Certificate of Incorporation of Freescale Holdings (Bermuda) II, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.4**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) II, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.5*	Certificate of Incorporation of Freescale Holdings (Bermuda) III, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.6**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) III, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.7*	Certificate of Incorporation of Freescale Holdings (Bermuda) IV, Ltd., as issued by the Bermuda Registrar of Companies on November 9, 2006.

3.8**	Certificate of Incorporation on Change of Name of Freescale Holdings (Bermuda) IV, Ltd., as issued by the Bermuda Registrar of Companies on March 6, 2007.

3.9*	Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on August 21, 2006.

3.10*	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on November 20, 2006.

3.11*	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on November 30, 2006.

3.12*	Certificate of Amendment to the Certificate of Incorporation of Freescale Acquisition Holdings Corp., filed with the Delaware Secretary of State on March 2, 2007.

3.13*	Certificate of Merger by and between Freescale Acquisition Corporation and Freescale Semiconductor, Inc.

3.14*	Amended and Restated Certificate of Incorporation of Freescale Semiconductor, Inc., filed with the Delaware Secretary of State on December 1, 2006.

3.15**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings I, Ltd.

Exhibit Number	Exhibit Title

3.16**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings II, Ltd.

3.17**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings III, Ltd.

3.18**	Amended and Restated Bye-Laws of Freescale Semiconductor Holdings IV, Ltd.

3.19*	By-Laws of Freescale Acquisition Holdings Corp.

3.20**	Amended and Restated By-Laws of Freescale Semiconductor, Inc.

3.21	Amended and Restated Agreement of Exempted Limited Partnership of Freescale Holdings L.P., dated February 11, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2008.

4.1*	Senior Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York as Trustee, for $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9 1/8% / 9 7/8% Senior PIK-Election Notes Due 2014, and $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014.

4.2*	Senior Subordinated Notes Indenture, dated as of December 1, 2006, among Freescale Acquisition Corporation, the Guarantors listed therein and The Bank Of New York, as Trustee for $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016.

4.3*	Registration Rights Agreement, dated December 1, 2006, between Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Freescale Acquisition Corporation, Freescale Acquisition Holdings Corp., Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd., and Freescale Holdings (Bermuda) IV, Ltd., for $5,950,000,000 notes of Freescale Acquisition Corporation, consisting of $500,000,000 Senior Floating Rate Notes Due 2014, $1,500,000,000 9 1/8%/9 7/8% Senior PIK-Election Notes Due 2014, $2,350,000,000 8 7/8% Senior Fixed Rate Notes Due 2014, and $1,600,000,000 10 1/8% Senior Subordinated Notes Due 2016.

4.4*	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Subordinated Notes Indenture.

4.5*	First Supplemental Indenture, dated as of December 1, 2006, by and among Freescale Semiconductor, Inc., the guarantors listed therein and The Bank of New York, as Trustee, to the Senior Notes Indenture.

4.6*	Form of Senior Fixed Rate Note (included as Exhibit A-1 to Exhibit 4.1).

4.7*	Form of Senior Floating Rate Note (included as Exhibit A-1 to Exhibit 4.1).

4.8*	Form of Senior Toggle Note (included as Exhibit A-2 to Exhibit 4.1).

4.9*	Form of Senior Subordinated Note (included as Exhibit A to Exhibit 4.2).

4.10*	Registration Rights Agreement, dated December 1, 2006, by and among Freescale Holdings L.P. and certain Freescale Holdings L.P. investors.

4.11*	Warrant Agreement, dated December 1, 2006, between Freescale Holdings (Bermuda) I, Ltd. and Freescale Holdings L.P.

4.12	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

4.13	Second Supplemental Indenture, dated as of June 20, 2008, between SigmaTel, Inc. and The Bank of New York, as trustee to the Senior Subordinated Notes Indenture, as previously supplemented by a first supplemental indenture thereto, each dated as of December 1, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

9.1*	Voting Trust Agreement, dated December 1, 2006, by and among Freescale Semiconductor, Inc., Firestone Acquisition Holdings Corp. and the Stockholders listed therein.

Exhibit Number	Exhibit Title

10.1*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Blackstone Management Partners V L.L.C.

10.2*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TC Group IV, L.L.C.

10.3*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisors (London) Limited.

10.4*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and Permira Advisers LLC.

10.5*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar IV—AIV, L.P.

10.6*	Management Fee Agreement, dated December 2, 2006, between Freescale Semiconductor, Inc. and TPG GenPar V—AIV, L.P.

10.7+*	Freescale Holdings 2006 Management Incentive Plan.

10.8+*	Form of Freescale Holdings Nonqualified Stock Option Agreement.

10.9+*	Form of Freescale Holdings Nonqualified Stock Option Agreement (Rollover Option).

10.10+*	Form of Freescale Holdings Restricted Stock Unit Award Agreement.

10.11+*	Freescale Holdings Dividend Rights Plan.

10.12+*	Form of Freescale Holdings L.P. Award Agreement.

10.13+*	Freescale Holdings L.P. 2006 Interest Plan.

10.14+*	Employment Agreement, dated December 1, 2006, between Freescale Semiconductor, Inc. and Michel Mayer.

10.15+*	Employment Agreement, dated December 1, 2006, between Freescale Semiconductor, Inc. and Sandeep Chennakeshu.

10.16*	$4,250,000,000 Credit Agreement, dated as of December 1, 2006, among Freescale Semiconductor, Inc., as Borrower, Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., As Foreign Holdings, Freescale Holdings (Bermuda) III, Ltd., as Parent, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party hereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Lehman Brothers Inc. and UBS Securities LLC, as Joint Bookrunners.

10.17*	Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation as Borrower (prior to the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Collateral Agent.

10.18*	Guaranty, dated as of December 1, 2006, among Freescale Acquisition Holdings Corp., as Holdings, Freescale Holdings (Bermuda) I, Ltd., Freescale Holdings (Bermuda) II, Ltd., Freescale Holdings (Bermuda) III, Ltd, as Parent, Freescale Holdings (Bermuda) IV, Ltd., as Foreign Holdings, certain subsidiaries of Parent identified therein, and Citibank, N.A., as Administrative Agent.

10.19*	Intellectual Property Security Agreement, dated as of December 1, 2006, among Freescale Acquisition Corporation, as Borrower (before the Merger), Freescale Semiconductor, Inc., as Borrower (after the Merger), Freescale Holdings Acquisition Corp., as Holdings, certain subsidiaries of Freescale Holdings (Bermuda) III, Ltd. identified therein, and Citibank, N.A., as Collateral Agent.

10.20*	Amendment No. 1, dated February 14, 2007, to the Credit Agreement dated as of December 1, 2006.

Exhibit Number	Exhibit Title

10.21+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2004, incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-1, Registration No. 333-111250, filed with the SEC on December 17, 2003, as amended.

10.22+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005, incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-8, Registration No. 333-124570, filed with the SEC on May 3, 2005.

10.23+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Restricted Stock Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.24+*	Freescale Semiconductor, Inc. Omnibus Incentive Plan of 2005 form of Nonqualified Stock Option Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2005.

10.25+**	Freescale Semiconductor, Inc. Officer Change in Control Severance Plan.

10.26+**	Form of Holder’s Agreement.

10.27+	Separation Agreement, dated February 12, 2008, between Freescale Semiconductor, Inc. and Michel Mayer, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2008.

10.28+	Employment Agreement, dated February 11, 2008, between Freescale Semiconductor, Inc. and Richard Beyer, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2008.

10.29+	Freescale Semiconductor Holdings 2007 Employee Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2008.

10.30+	Form of Freescale Semiconductor Holdings I, Ltd. Performance-Based Restricted Cash Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2008.

10.31+	Repurchase Letter Agreement, dated April 30, 2008, between the Parent and Michel Mayer, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2008.

10.32+	Form Employment Agreement, filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2008.

10.33	Form of Supplement to the Intellectual Property Security Agreement dated as of December 1, 2006, among Freescale Acquisition Holdings Corp. (n/k/a Freescale Semiconductor Holdings V, Inc.), Freescale Semiconductor, Inc., the Subsidiaries of Freescale Holdings (Bermuda) III, Ltd. (n/k/a Freescale Semiconductor Holdings III, Ltd.) from time to time party thereto and Citibank, N.A, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

10.34	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Administrative Agent under the Guaranty dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.) , Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) (“Parent”), Freescale Semiconductor Holdings IV, Ltd., (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), Freescale Semiconductor Holdings I, Ltd. (formerly known as Freescale Holdings (Bermuda) I, Ltd.), Freescale Semiconductor Holdings II, Ltd. (formerly known as Freescale Holdings (Bermuda) II, Ltd.), the subsidiaries of Parent from time to time party thereto, and Citibank, N.A. as Administrative Agent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

10.35	Supplement No. 1, dated as of June 5, 2008, between SigmaTel, Inc. and Citibank, N.A. as Collateral Agent under the Security Agreement dated as of December 1, 2006, among Freescale Semiconductor Holdings V, Inc. (formerly known as Freescale Acquisition Holdings Corp.), Freescale Semiconductor, Inc. (successor in interest to Freescale Acquisition Corporation), Freescale Semiconductor Holdings IV, Ltd. (formerly known as Freescale Holdings (Bermuda) IV, Ltd.), the Subsidiaries of Freescale Semiconductor Holdings III, Ltd. (formerly known as Freescale Holdings (Bermuda) III, Ltd.) from time to time party thereto, and Citibank, N.A., as Collateral Agent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

Exhibit Number	Exhibit Title

10.36+	Freescale Holdings L.P. Award Agreement, dated as of April 7, 2008, between Freescale Holdings L.P. and Richard M. Beyer, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

10.37+	Freescale Semiconductor Holdings Restricted Stock Unit Award Agreement, dated as of April 7, 2008, between Freescale Semiconductor Holdings I, Ltd. and Richard M. Beyer, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

10.38+	Freescale Semiconductor, Inc. Deferred Compensation Agreement, dated as of February 11, 2008, between Freescale Semiconductor, Inc. and Richard M. Beyer, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

10.39+	Amended and Restated Freescale Semiconductor Holdings 2007 Employee Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2008.

10.40+	Freescale Semiconductor, Inc. 2008 Incentive Performance Plan, incorporated by reference to the Freescale Semiconductor, Inc. Current Report on Form 8-K, filed with the SEC on September 30, 2008.

10.41+	Form of Deferred Stock Unit Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2006 Management Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2008.

10.42+	Form of Restricted Cash Award Agreement to be used under the Freescale Semiconductor Holdings I, Ltd. 2007 Employee Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2008.

10.43+	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Paul Grimme, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2008.

10.44+	Separation and Release Agreement, dated December 9, 2008, by and between Freescale Semiconductor, Inc. and Sandeep Chennakeshu, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2008.

10.45+***	Form of Indemnification Agreement for the Company’s Directors and certain officers.

10.46+***	Amendment to the Freescale Holdings 2006 Management Incentive Plan.

10.47+***	Form of Amendment to Employment Agreement for certain officers.

12.1***	Statement of Computation of Ratios.

21.1***	Subsidiaries of Freescale Semiconductor, Inc.

24.1***	Power of Attorney (included on signature page hereof).

31.1***	Certification of Chief Executive Officer.

31.2***	Certification of Chief Financial Officer.

32.1***	Section 1350 Certification (Chief Executive Officer).

32.2***	Section 1350 Certification (Chief Financial Officer).

+	= indicates a management contract or compensatory plan arrangement

*	Previously filed and incorporated by reference to the Freescale Semiconductor, Inc. Registration Statement on Form S-4, filed with the SEC on March 8, 2007, registration number 333-141128.

**	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-4/A, filed with the SEC on June 22, 2007, registration number 333-141128-05.

***	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Freescale Semiconductor, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

By:	/S/ RICHARD BEYER
Richard Beyer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

February 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Freescale Semiconductor, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD BEYER	Chairman of the Board and Chief Executive Officer	February 6, 2009
Richard Beyer	(Principal Executive Officer)

/S/ ALAN CAMPBELL	Chief Financial Officer (Principal Financial Officer)	February 6, 2009
Alan Campbell

/S/ RANDY A. HYZAK	Chief Accounting Officer (Principal Accounting Officer)	February 6, 2009
Randy A. Hyzak

/S/ DANIEL F. AKERSON	Director	February 6, 2009
Daniel F. Akerson

/S/ KEVIN R. BURNS	Director	February 6, 2009
Kevin R. Burns

/S/ THOMAS H. LISTER	Director	February 6, 2009
Thomas H. Lister

/S/ JOHN W. MARREN	Director	February 6, 2009
John W. Marren

/S/ JAMES A. QUELLA	Director	February 6, 2009
James A. Quella

/S/ PAUL C. SCHORR, IV	Director	February 6, 2009
Paul C. Schorr, IV

/S/ PETER SMITHAM	Director	February 6, 2009
Peter Smitham

/S/ CLAUDIUS E. WATTS IV	Director	February 6, 2009
Claudius E. Watts IV

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.