Form 10-Q
period 2009-07-03
FREESCALE SEMICONDUCTOR INC
filed 2009-07-24
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

or

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

There is no public trading market for the registrant’s common stock. As of July 17, 2009 there were 1,000 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net sales	$824	$1,472	$1,664	$2,877
Cost of sales	631	840	1,295	1,653

Gross margin	193	632	369	1,224
Selling, general and administrative	120	175	257	341
Research and development	211	293	455	571
Amortization expense for acquired intangible assets	122	273	244	545
Reorganization of businesses and other	82	25	106	51
Merger expenses	—	3	—	5

Operating loss	(342)	(137)	(693)	(289)
Gain on extinguishment of long-term debt, net	21	10	2,285	16
Other expense, net	(135)	(156)	(303)	(352)

(Loss) income before income taxes	(456)	(283)	1,289	(625)
Income tax expense (benefit)	25	(99)	14	(196)

Net (loss) income	$(481)	$(184)	$1,275	$(429)

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	July 3, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$1,292	$900
Short-term investments	20	494
Accounts receivable, net	374	394
Inventory	660	755
Other current assets	372	459

Total current assets	2,718	3,002
Property, plant and equipment, net	1,589	1,931
Intangible assets	1,023	1,264
Other assets, net	367	473

Total assets	$5,697	$6,670

LIABILITIES AND STOCKHOLDER’S DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$115	$163
Accounts payable	235	246
Accrued liabilities and other	464	595

Total current liabilities	814	1,004
Long-term debt	7,491	9,610
Deferred tax liabilities	383	376
Other liabilities	368	354

Total liabilities	9,056	11,344

Stockholder’s deficit:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding at July 3, 2009 and December 31, 2008	—	—
Treasury stock, at cost	—	—
Additional paid-in capital	7,221	7,196
Accumulated other comprehensive earnings	52	37
Accumulated deficit	(10,632)	(11,907)

Total stockholder’s deficit	(3,359)	(4,674)

Total liabilities and stockholder’s deficit	$5,697	$6,670

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(in millions)	July 3, 2009	June 27, 2008
Net cash (used for) provided by operating activities	$(148)	$544

Cash flows from investing activities:
Capital expenditures	(28)	(159)
Proceeds from sale of property, plant and equipment and assets held for sale	6	281
Sales and purchases of short-term investments, net	473	(153)
Payments for acquisition of businesses, net of cash acquired	—	(94)
Proceeds from sale of businesses and investments	—	12
Payments for purchase licenses and other assets	(21)	(40)
Other	—	(10)

Net cash provided by (used for) investing activities	430	(163)

Cash flows from financing activities (1):
Payments for long-term debt, capital lease obligations and notes payable	(74)	(95)
Debt issuance proceeds, net of debt issuance costs	184	—
Other	(6)	—

Net cash provided by (used for) financing activities	104	(95)

Effect of exchange rate changes on cash and cash equivalents	6	10

Net increase in cash and cash equivalents	392	296
Cash and cash equivalents, beginning of period	900	206

Cash and cash equivalents, end of period	$1,292	$502

(1)	In the first quarter of 2009, a $2,264 non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Basis of Presentation

On December 1, 2006, Freescale Semiconductor, Inc. (“Freescale”) was acquired by a consortium of private equity funds (the “Merger”). At the close of the Merger, all assets, liabilities, rights and obligations were transferred and assigned to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”) and Freescale Acquisition Corporation (formerly Firestone Acquisition Corporation), an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger, Merger Sub was merged with and into Freescale, and as a result, Freescale continues as the surviving corporation and a wholly owned indirect subsidiary of Parent. At the close of the Merger, Freescale became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), substantially all of which is wholly owned by Parent. All six of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” Subsequent to the closing of the Merger, we issued approximately 1,000 shares of our common stock, par value $0.01, to our Parent in exchange for a contribution of approximately $7.1 billion. Freescale refers to the operations of Freescale Semiconductor, Inc. and its subsidiaries. Freescale (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) refers to the operations of Freescale Semiconductor, Inc. and its subsidiaries, as the context requires.

Our condensed consolidated financial statements include all majority-owned subsidiaries, a variable interest entity in which the Company is the primary beneficiary, and assets and liabilities of the Company. We consolidate the financial results of Freescale Semiconductor EME&A SA (“SBE”). The SBE was established to provide sales and distribution services to our European external customers from one centralized location. Freescale and Providence Holdings Hungary Kft (“Freescale Hungary”) each own a 50% interest in the SBE, with Freescale Hungary being the non-controlling interest holder. Freescale has concluded that we are the primary beneficiary of the SBE based on the amount of funding we provide towards the SBE’s operating activities and the alignment of our operating activities with that of the SBE. Included in the accompanying condensed consolidated balance sheet as of July 3, 2009 is approximately $150 million and $15 million of assets and liabilities, respectively, attributed to the SBE. Our consolidation of the SBE did not have a material effect on non-controlling interest in the accompanying condensed consolidated financial statements. The consolidation of the SBE has not altered the operational agreements or other commitments of the SBE.

The accompanying condensed consolidated financial statements for Freescale as of July 3, 2009, December 31, 2008 and for the three and six months ended July 3, 2009 and June 27, 2008 are unaudited, with the December 31, 2008 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 3, 2009 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. We have evaluated all subsequent events through July 24, 2009, the date the financial statements were issued.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended July 3, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

Gain on Extinguishment of Long-Term Debt

During the second quarter of 2009, we recorded a $21 million pre-tax gain, net in the Condensed Consolidated Statement of Operations in connection with the repurchase of $29 million of our Fixed Rate Notes and $17 million of our Toggle Notes. During the first quarter of 2009, we recorded a $2,264 million pre-tax gain in the Condensed Consolidated Statement of Operations in connection with the Debt Exchange. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans.

During the second quarter of 2008, we recorded a $10 million pre-tax gain, net in connection with the repurchase of $54 million of our Senior Subordinated Notes and $8 million of our Floating Rate Notes. During the first quarter of 2008, we recorded a $6 million pre-tax gain in connection with the repurchase of $13 million of our Senior Subordinated Notes and $10 million of our Fixed Rate Notes. (Refer to Note 4 for definitions of capitalized terms and discussion.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Interest expense	$(135)	$(179)	$(308)	$(369)
Interest income	4	12	10	19

Interest expense, net	(131)	(167)	(298)	(350)

Other, net	(4)	11	(5)	(2)

Other expense, net	$(135)	$(156)	$(303)	$(352)

Cash paid for interest was $151 million and $241 million for the second quarter and first half of 2009, respectively, and $302 million and $366 million for the second quarter and first half of 2008, respectively. In the first half of 2009, cash paid for interest included $39 million of interest paid in connection with the Debt Exchange.

Other, Net

During the second quarter and first half of 2009, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”) we recognized pre-tax losses of $4 million and $6 million, respectively, in other, net related to the ineffective portion of our interest rate swaps that are no longer classified as a cash flow hedge. During the second quarter of 2009, we also recorded a $4 million pre-tax gain in other, net in connection with a settlement of a Lehman Brothers Special Financing, Inc. (“LBSF”) swap arrangement with a notional amount of $400 million. (See further discussion of the LBSF swap arrangement in Note 4.) We also recorded a $3 million loss in the second quarter of 2009 related to one of our strategic investments accounted for under the equity method as well as foreign currency impacts.

During the second quarter of 2008, in accordance with SFAS No. 133 we recognized a $14 million pre-tax gain in other, net related to the change in fair value of our interest rate swaps. During the first quarter of 2008, in accordance with SFAS No. 133 we recognized a $25 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. During the first quarter of 2008, we also recorded a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method.

Comprehensive (Loss) Income

The components of total comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net (loss) income	$(481)	$(184)	$1,275	$(429)
Net change in fair value on derivative contracts	5	(3)	9	9
Pension adjustments	7	—	9	—
Net change in cumulative translation adjustments	2	(3)	(3)	2

Total comprehensive (loss) income	$(467)	$(190)	$1,290	$(418)

During the second quarter of 2009, in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded a gain of $8 million to other comprehensive income related to curtailments, settlements and the actuarial impact associated with our Japanese pension obligations. These items were driven by our announcement to discontinue manufacturing in our Sendai, Japan facility by 2011, along with other severance actions in Japan. Refer to Note 9 for further discussion.

Balance Sheets Supplemental Information

Short-Term Investments

In connection with the potential that continued macroeconomic weakness and financial market illiquidity may cause adverse pricing adjustments in its short-term investment portfolio, Freescale moved substantially all of its short-term investments from a money market fund, which is a wholly owned subsidiary, to cash equivalent money market accounts in the first half of 2009.

Inventory

Inventory consisted of the following:

	July 3, 2009	December 31, 2008
Work in process and raw materials	$470	$531
Finished goods	190	224

	$660	$755

Property, Plant and Equipment, Net

Depreciation expense was approximately $162 million and $327 million for the second quarter and first half of 2009, and $177 million and $351 million for the second quarter and first half of 2008, respectively. Accumulated depreciation was approximately $1,548 million and $1,367 million at July 3, 2009 and December 31, 2008, respectively.

During the second quarter of 2009, Freescale completed the exit from its wafer manufacturing facility in East Kilbride, Scotland. Accordingly, the associated East Kilbride facility assets were classified as held for sale as of July 3, 2009 and are included in other current assets on the Condensed Consolidated Balance Sheet.

During the first half of 2008, Freescale sold assets located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007.

(3) Fair Value Measurement

We measure cash and cash equivalents, short-term investments and derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of July 3, 2009. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,082	$1,082	$—	$—
Time deposits (1)	$155	155	—	—
Asset-backed securities (2)	$6	—	—	6
Auction rate securities (3)	$34	—	—	34
Marketable equity securities (3)	$3	3	—	—
Foreign currency derivative contracts (4)	$1	—	1	—
Other derivative (3)	$1	—	—	1

Total Assets	$1,282	$1,240	$1	$41

Liabilities
Interest rate swap agreements (5)	$19	—	19	—
Foreign currency derivative contracts (4)	$1	—	1	—

Total Liabilities	$20	$—	$20	$—

The following footnotes indicate where the noted items are recorded in our Condensed Consolidated Balance Sheet at July 3, 2009:

(1)	Money market mutual funds and time deposits are reported as cash and cash equivalents and short-term investments.
(2)	Asset-backed securities are reported as short-term investments.
(3)	Auction rate securities, marketable equity securities and other derivatives are reported as either other long-term assets or other current assets.
(4)	Foreign currency derivative contracts are reported as either other current assets or accrued liabilities and other.
(5)	Interest rate swap agreements are reported as accrued liabilities and other long-term liabilities.

The following table summarizes the change in the fair value for instruments with Level 3 inputs for the six months ended July 3, 2009:

Level 3 Inputs
Balance as of January 1, 2009	$28
Mark to market on auction rate securities	6
Mark to market and settlement of interest rate swap agreements	11
Mark to market on other derivatives	(4)

Balance as of July 3, 2009	$41

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which is $5,135 million at July 3, 2009 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at July 3, 2009.

(4) Debt

Our carrying value of our long-term debt at July 3, 2009 and December 31, 2008 consisted of the following:

	July 3, 2009	December 31, 2008
Term loan	$3,389	$3,430
Incremental term loans	546	—
Revolving credit facility	644	460
Floating rate notes due 2014	194	475
9.125%/9.875% PIK-election notes due 2014	556	1,506
8.875% notes due 2014	1,413	2,287
Subordinated 10.125% notes due 2016	764	1,511
Foreign subsidiary loan	86	92

	7,592	9,761
Less: current maturities	(101)	(151)

Total long-term debt	$7,491	$9,610

Debt Exchange

On February 10, 2009, Freescale invited eligible holders of each of its (i) Senior Floating Rate Notes due 2014 (“Floating Rate Notes”), (ii) 9.125%/9.875% Senior PIK-Election Notes due 2014 (“Toggle Notes”), (iii) 8.875% Senior Fixed Rate Notes due 2014 (“Fixed Rate Notes”) and (iv) 10.125% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of new senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” The aggregate principal amount of Incremental Term Loans available to eligible holders in the invitations was $1 billion, including the incremental term loans payable as compensation to certain of Freescale’s advisors. (The Floating Rate Notes, the Toggle Notes, the Fixed Rate Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes” and are discussed further in this Note.)

On March 10, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes. On March 24, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Toggle Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of Toggle Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, Freescale has issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of Toggle Notes validly delivered and accepted, Freescale has issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. At July 3, 2009, the Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $376 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange.

Upon completion of the Debt Exchange, the carrying value of Freescale’s outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this section). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. Freescale recorded $17 million of debt issuance costs in connection with the Incremental Term Loans.

Credit Facility

At July 3, 2009, Freescale, Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under

Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI is a counterparty to the Revolver. LCPI has a commitment in the amount of $60 million of the Revolver; but, we do not expect that borrowing requests will be honored by LCPI.

During the first half of 2009, Freescale drew down $184 million, net of LCPI non-funding, from the Revolver. Freescale made this financial decision to further enhance its liquidity and net cash position. This improves our financial flexibility as we continue to execute on our business plans.

Freescale’s debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. Based on our operating results for the year ended December 31, 2008, we made a mandatory prepayment in the first half of 2009 based on excess cash flows of approximately $24 million.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At July 3, 2009, $3,389 million and $644 million were outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $16 million, excluding the LCPI commitment and $30 million in outstanding letters of credit.

The Term Loan and Revolver bear interest, at Freescale’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at July 3, 2009 was 2.06% and 2.31%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. Freescale is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. Freescale is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. Freescale is also required to pay customary letter of credit fees.

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

Existing Notes

Freescale had an aggregate principal amount of $2,927 million in senior notes outstanding at July 3, 2009, consisting of (i) $194 million Floating Rate Notes bearing interest at a rate, reset quarterly, equal to 3-month LIBOR (which was 0.63% on July 3, 2008) plus 3.875% per annum, (ii) $556 million of Toggle Notes, (iii) $1,413 million of Fixed Rate Notes, and (iv) $764 million of Senior Subordinated Notes. Relative to our overall indebtedness, the Existing Notes, rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended.

In the second quarter of 2009, Freescale repurchased $29 million of its Fixed Rate Notes and $17 million of its Toggle Notes. Freescale used funds from the short-term investment portfolio for the purchase and early retirement of these notes at a $21 million discount, net of $1 million in non-cash charges associated with the recognition of unamortized debt issuance costs associated with the early retirement of this debt. The redemption price included accrued and unpaid interest up to, but not including, the redemption date.

In 2008, Freescale elected to use the payment-in-kind (“PIK”) feature of its outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009. In connection with this election, on December 4, 2008, Freescale delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that would be due on such notes on the June 15, 2009 interest payment date, it would make such interest payment by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash. As a result, Freescale issued a total of approximately $27 million of incremental Toggle Notes on June 15, 2009. Freescale also elected to use the PIK feature of its outstanding Toggle Notes for the interest period ending on December 15, 2009. Accordingly, as of July 3, 2009, $3 million of accrued PIK Interest associated with the Toggle Notes was classified as long-term debt.

In connection with the issuance of the Term Loan and Floating Rate Notes, Freescale also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. See Note 5 for further details of these interest rate swap contracts. In the first quarter of 2009, Freescale switched to 1-month LIBOR on the Term Loan in order to realize interest payment savings on decreasing interest rates.

Covenant Compliance

The Credit Facility and Indentures have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. Freescale was in compliance with these covenants as of July 3, 2009.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing four financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Credit Ratings

As of July 3, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Other Indebtedness

During the third quarter of 2006, one of our foreign subsidiaries requested and received a draw from an existing Japanese yen-denominated revolving loan agreement to repay an intercompany loan. In the fourth quarter of 2008, the foreign subsidiary drew down an additional $37 million under this revolving loan in order to enhance its cash position and liquidity. In the third quarter of 2009, we entered into an amended arrangement for this revolving loan balance, whereby we will make quarterly payments of approximately $14 million beginning in the third quarter of 2009 and concluding in the fourth quarter of 2010. The land and buildings located at our Sendai, Japan manufacturing facility are pledged as collateral on this revolving loan until the fourth quarter of 2010 when the loan is fully repaid. In addition, our land and buildings at our Sendai, Japan design center are pledged as collateral until the fourth quarter of 2009. Previously, the entire balance was classified in notes payable and current portion of long-term debt and capital lease obligations on the Condensed Consolidated Balance Sheet; however, in connection with the amended arrangement, $29 million has been reclassified as long-term debt. As of July 3, 2009, $86 million was outstanding under this loan.

We are required to make debt service payments under the terms of our debt agreements. The remaining obligated debt payments for 2009 as of July 3, 2009 are $51 million. Future obligated debt payments are $102 million in 2010, $44 million in 2011, $688 million in 2012, $3,276 million in 2013, $3,043 million in 2014 and $764 million thereafter.

(5) Risk Management

Foreign Currency Risk

At July 3, 2009 and December 31, 2008, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $114 million and $199 million, respectively, which are accounted for at fair value. The fair value of the forward contracts was a net unrealized gain of less than $1 million and $9 million at July 3, 2009 and December 31, 2008, respectively. Forward contract gains (losses) of $4 million and $3 million for the second quarter of 2009 and 2008, respectively, and $(4) million and $4 million for the first half of 2009 and 2008, respectively, were recorded in other, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	July 3, 2009	December 31, 2008
Malaysian Ringgit	$47	$48
Euro	$21	$100
Israeli Shekel	$13	$4
Singapore Dollar	$7	$10
Indian Rupee	$5	$6
Swedish Kroner	$4	$4

At July 3, 2009 and December 31, 2008, we had net outstanding foreign exchange contracts designated as cash flow hedges with notional amounts totaling approximately $16 million and $186 million, respectively, which are accounted for at fair value. The fair value of these contracts was a net unrealized loss of less than $1 million and $7 million at July 3, 2009 and December 31, 2008, respectively. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged. We have provided $3 million in collateral to one of our counterparties in connection with our foreign exchange hedging program as of July 3, 2009. This amount is classified as restricted cash and is recorded as a component of other current assets on the Consolidated Condensed Balance Sheet.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. As of July 3, 2009, we have effectively fixed our interest rate on $500 million of our variable rate debt through December 1, 2009. This amount excludes a LBSF swap arrangement with a notional amount of $400 million which was settled during the second quarter of 2009 at a $4 million gain. LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. During 2008, we entered into two additional interest rate swaps, each with a notional amount of $100 million. These swaps are effective from December 1, 2009 through December 1, 2012. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 4.84%, and in turn, receive variable interest payments based on 3-month LIBOR (0.67% at July 3, 2009) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in other, net. As these interest rate swaps do not meet the requirements of a cash flow hedge, all related gains and losses due to the change in fair value will be recognized in other, net in the Condensed Consolidated Statement of Operations. In the second quarter 2008, in accordance with SFAS No. 133, we recognized a $14 million pre-tax gain related to the change in fair value of these interest rate swaps. During the first quarter of 2008, in accordance with SFAS No. 133, we recognized a $25 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. In the second quarter and first half of 2009, the change in fair value of these interest rate swaps was less than $1 million.

(6) Stock and Equity-Based Compensation Plans

We participate in Freescale Holdings L.P. and Holdings I stock-based compensation plans whereby our officers, directors and key employees may be granted stock options, restricted stock units, other stock-based awards and/or performance-related awards, including profit interests. Our employees and directors make up all of the participants in the plans; thus, amounts related to Holdings I share based compensation have been included in the disclosures below. Additionally, stock option, restricted stock unit (“RSU”) and deferred stock unit (“DSU”) awards are settled with shares of Holdings I common stock with an appropriate allocation of expense to us attributable to our employees with an offset to additional paid-in capital as the awards vest.

Our total stock and equity-based compensation expense is presented below:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 28, 2008	July 3, 2009	June 28, 2008
Cost of sales	$1	$1	$1	$1
Selling, general and administrative	6	13	20	23
Research and development	1	1	2	1
Reorganization of businesses and other	—	—	—	17

Total	$8	$15	$23	$43

Stock Option Exchange

On April 6, 2009, Holdings I granted stock options to purchase shares of Holdings I common stock under the Freescale Holdings 2006 Management Incentive Plan and the 2007 Non-Executive Incentive Plan by entering into new non-qualified stock option agreements with certain officers and employees. The Compensation and Leadership Committee of the Holdings I Board of Directors approved the form of the non-qualified stock option agreements in connection with an exchange of existing vested and unvested Class B Limited Partnership Interests in Freescale Holdings L.P. (“Class B Interests”) and stock options to purchase Holdings I common stock, in each case, for new stock options to purchase Holdings I common stock (“Option Exchange”). Under the terms of each of the agreements, the new stock options have a term of ten years and vest and become exercisable in four equal installments on each of the first, second, third and fourth anniversaries of April 6th and are subject to the terms and conditions of the investors’ agreements. The exercise price for the new stock options granted under both agreements is equal to the fair market value per share of Holdings I common stock on the date of grant.

Previously granted stock options and Class B Interests were exchanged for new options with a lower exercise price granted on a one-for-one basis for stock options and on a one-for-one hundred forty four basis for Class B Interests (including the 1.2472% Class B-2008 Series Interest). Stock options to purchase an aggregate of approximately 16 million shares of Holdings I common stock and 67 thousand Class B Interests (including the 1.2472% Class B-2008 Series Interest) were exchanged for approximately 38 million new stock options. Options granted pursuant to the Option Exchange have an exercise price of $1.24 per share. In accordance with SFAS 123(R), “Share-based Payments,” the increase in the fair value of the Holdings I stock options that occurred in connection with the Option Exchange resulted in a modification charge of approximately $18 million, which will be recognized over the vesting period of the new options (four years), less estimated forfeitures.

Non-qualified Options

In 2006, we adopted a stock-based compensation plan (“2006 Management Incentive Plan”), which authorizes stock-based awards to be granted to management and key employees for up to 31.2 million shares of Holdings I common stock. On February 4, 2009, the 2006 Management Incentive Plan was amended to allow up to approximately 60.5 million shares of Holdings I common stock to be issued under this plan. As of July 3, 2009, approximately 42 million non-qualified stock options (“2006 Options”), with exercise prices ranging from $1.24 to $7.00 per share, have been issued to certain members of management. (These stock options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of the Investors Agreement dated December 1, 2006. As of July 3, 2009, we had approximately $64 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options granted in the periods presented was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Three and Six Months Ended July 3, 2009
Weighted average grant date fair value per share	$0.79
Weighted average assumptions used:
Expected volatility	71.1%
Expected lives (in years)	6.30
Risk free interest rate	2.3%
Expected dividend yield	—%

A summary of changes in the 2006 Options outstanding during the six months ended July 3, 2009 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	19,195	$6.52	8	$—
Granted (*)	38,616	$1.24
Terminated, canceled or expired (*)	(15,773)	$5.32
Exercised	—

Balance at July 3, 2009	42,038	$2.12	10	$—

*	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Option Exchange, as defined and discussed above.

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of Holdings I common stock in the form of stock-based awards to key employees. As of July 3, 2009, approximately 3 million non-qualified stock options (“2007 Options”), with exercise prices ranging from $1.24 to $7.00 per share, have been issued to key employees. (These stock options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to certain shareholder agreements. As of July 3, 2009, we had approximately $7 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2007 Options granted in the periods presented was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Three and Six Months Ended July 3, 2009
Weighted average grant date fair value per share	$0.79
Weighted average assumptions used:
Expected volatility	71.0%
Expected lives (in years)	6.30
Risk free interest rate	2.3%
Expected dividend yield	—%

A summary of changes in the 2007 Options outstanding during the six months ended July 3, 2009 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	4,110	$6.96	8	$—
Granted (*)	3,682	$1.24
Terminated, canceled or expired (*)	(4,297)	$6.35
Exercised	—

Balance at July 3, 2009	3,495	$1.68	10	$—

*	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Option Exchange, as defined and discussed above.

Class B Interests

During the second quarter of 2009, 67 thousand Class B Interests, as well as the 1.2472% Class B-2008 Series Interest, were canceled in exchange for new stock options to purchase Holdings I common stock in connection with the Option Exchange. As of July 3, 2009, 130 thousand vested Class B Interests, held by certain former executives of Freescale remain outstanding.

Restricted and Deferred Stock Units

During the first and second quarters of 2009, we granted performance-based DSUs to certain executives of Freescale under the 2006 Management Incentive Plan. The number of DSUs that could be earned pursuant to such awards range from none to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period from January 1, 2009. The performance-based DSUs, to the extent earned, vest 100% on the fourth anniversary of the grant date.

A summary of changes in RSUs and DSUs outstanding during the six months ended July 3, 2009 is presented below:

RSUs / DSUs (in thousands)
Non-vested RSU / DSU balance at January 1, 2009	5,294
Granted	8,924
Vested	(1,198)
Issuances	(34)
Terminated, canceled or expired	(422)

Non-vested RSU / DSU balance at July 3, 2009	12,564

Under the terms of the RSU and DSU award agreements, shares of common stock are not issued to the participant upon vesting of the RSU or DSU. Shares are issued upon the earlier of: (i) the participant’s termination of employment; (ii) the participant’s death; (iii) the participant’s disability; (iv) a change of control; or (v) the seventh anniversary of the date of grant for RSUs and January 5, 2013 for DSUs. Vested RSUs and DSUs are considered outstanding until shares have been issued.

As of July 3, 2009, we had approximately $24 million in unamortized expense related to RSUs and DSUs, net of expected forfeitures, which are being amortized on a straight-line basis over a period of two to four years.

(7) Income Taxes

Income taxes for the interim periods presented herein have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of July 3, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%, excluding income tax expense of $24 million and $11 million recorded for discrete events occurring in the second quarter and first half of 2009, respectively. These discrete events primarily reflect income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance is partially offset by the release of income tax reserves related to foreign audit settlements.

During the second quarter of 2009, we recorded a $24 million income tax expense related to a valuation allowance against deferred tax assets in one of our foreign subsidiaries. We determined that it is more likely than not that these foreign deferred assets would not be realized based on consideration of available evidence. This assessment was primarily due to the acceleration of the timing of discontinuing the manufacturing operations within this foreign subsidiary. The assessment required considerable judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors.

During the first quarter of 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year domestic cumulative loss position, inclusive of the cancellation of debt gain. A valuation allowance of $560 million was recorded on our domestic deferred tax assets as of December 31, 2008, so substantially all of the domestic tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our domestic deferred tax assets. We anticipate paying some state income taxes in the U.S. resulting from the net debt extinguishment, although the amounts of the obligations are not expected to be material.

In 2009, the American Recovery and Reinvestment Act of 2009 (“the Act”) was passed which grants temporary relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows the taxpayer to elect a five-year deferral of CODI for debt reacquired in 2009, followed by recognition of CODI ratably over 2014 to 2018. The provision applies for specified types of repurchases including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another. If we applied such delayed recognition of CODI, it would result in a deferred tax liability related to the amount of CODI delayed and could subject us to domestic cash income taxes in the future. We currently do not anticipate deferring CODI in connection with finalizing our Federal tax return in 2010. We also do not believe we will have any federal cash income tax expense associated with our CODI.

Our annual effective tax rate is less than the statutory 35% percent due to (i) minimal domestic tax expense in our domestic earnings due to the utilization of deferred tax assets, which were subject to a valuation allowance and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

(8) Contingencies

Commitments

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At July 3, 2009, our commitment is $32 million through October 2009.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and certain of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. On October 23, 2008, the United States Court of Appeals for the Seventh Circuit heard Motorola’s interlocutory appeal of the District Court’s order certifying the class. On June 17, 2009, the district court granted defendants’ motions for summary judgment on all claims. This ruling rendered moot the interlocutory appeals current before the Seventh Circuit. The plaintiffs have not indicated whether they would appeal the June 17, 2009 ruling of the district court. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge (“ALJ”) in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommending that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the Respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of Respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Court of Appeals. During the pendency of the appellate process, we are taking all necessary actions to comply with the Limited Exclusion Order. We continue to assess potential effects on our consolidated financial position, results of operations and cash flows.

On March 25, 2009, a group of senior lenders under the Credit Facility, including ING Prime Rate Trust (“ING”), filed a complaint against Freescale and certain unnamed unsecured debtholders in the Supreme Court of the State of New York, County of New York. The suit challenges our right to issue the new Incremental Term Loans under the Credit Facility to certain holders of the Existing Notes, thereby allowing those unsecured debtholders to become secured lenders with loans that are equal in priority to the plaintiffs’. The plaintiffs claim that this action has devalued their loans and put the repayment of their loans at additional risk. The complaint asserts that our representation and warranty that Freescale has not experienced a Material Adverse Effect (“MAE”) since the closing of the Credit Facility, which we made as a prerequisite to the issuance of new Incremental Term Loans, was untrue when made. The plaintiffs argue that Freescale has suffered a MAE between 2006 and the issuance of the new Incremental Term Loans. The plaintiffs filed an amended complaint on May 20, 2009 adding additional plaintiffs and removing the unnamed unsecured debtholders as defendants. Among other things, the plaintiffs are seeking monetary damages suffered as a result of the issuance of new Incremental Term Loans. Freescale filed a motion to dismiss the suit on June 19, 2009. We believe that these claims made by the lenders are without merit and intend to vigorously defend this action.

Other Contingencies

In the ordinary course of business, we regularly execute contracts that contain customary indemnification provisions. Additionally, we execute other contracts considered outside the ordinary course of business which contain indemnification provisions. Examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by us is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of duration (typically limited to a duration of 24 months or less) and/or amounts are not to exceed the contract value. In some instances, we may have recourse against third parties for certain payments made by us.

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of July 3, 2009, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of July 3, 2009, we have accrued $4 million related to known estimated indemnification obligations, and we believe there are no obligations that would result in material payments for any unknown matters.

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

Six Months Ended July 3, 2009

Reorganization of Business Program

During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we have initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions include the wind-down of our cellular handset business, restructuring our participation in the IBM alliance (a jointly-funded research alliance), discontinuing manufacturing operations at our East Kilbride, Scotland facility and our Sendai, Japan facility, and consolidating logistical and certain administrative operations. We incurred $106 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges and disposition activities in the first half of 2009 These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to July 3, 2009 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at July 3, 2009
Employee Separation Costs
Supply chain	$70	44	—	59	$55
Selling, general and administrative	20	13	—	20	13
Research and development	25	37	1	35	26

Total	$115	94	1	114	$94

Related headcount	2,640	1,980	30	3,440	1,150

Exit and Other Costs	$26	—	—	26	$—

In the first half of 2009, we recorded severance costs in connection with our decision to exit our manufacturing facility in Sendai, Japan based on progress made towards closure during the second quarter of 2009 and severance costs associated with the wind-down of our cellular handset business. The remainder of the reorganization costs consist primarily of severance costs related to our ongoing Reorganization of Business Program.

We separated approximately 3,440 employees during the first half of 2009. The $114 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through the first half of 2009. We will make additional payments to these separated employees and the remaining approximately 1,150 employees through the first quarter of 2011.

During the third quarter of 2008, we also recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We paid the remaining $26 million of the related charge for this action during the second quarter of 2009.

Termination Benefits

We recorded $12 million in charges in the second quarter of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

Asset Impairment Charges and Disposition Activities

During the first half of 2009, we recorded an additional $7 million of non-cash impairment charges related primarily to certain other assets classified as held-for-sale as of July 3, 2009. During the first half of 2009, we also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business, and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

In the first half of 2009, we reversed $2 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of the end of the first half of 2009, we have $5 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2009.

Six Months Ended June 27, 2008

Other Reorganization of Business Programs

In the first half of 2008, we recorded $28 million of severance accruals and other exit costs related to reorganization of business programs initiated in prior to the third quarter of 2008. We also reversed $2 million of severance accruals related to these earlier reorganization of business programs due to a number of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. An additional $7 million of severance accruals were reversed to goodwill due to efficiencies achieved through the execution of a research and design center consolidation program and the redeployment of certain resources.

Executive Leadership Transition

During the first half of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

Crolles Manufacturing and Research Alliance

During the first half of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses and other related to the portion of the grant for assets sold during the first half of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and six months ended July 3, 2009 and June 27, 2008 should be read in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2008 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2008 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

We currently manufacture a substantial portion of our products internally at our five wafer fabrication facilities and two assembly and test facilities. We track our inventory and cost of sales by using standard costs that are reviewed at least once a year and are valued at the lower of cost or market value.

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a significant decline in our utilization rate (to slightly above 40%) since the three months ended June 27, 2008. We anticipate continued pressure on our utilization and gross margin as compared to the prior year due to the current macro-economic environment.

Trends in Our Business. We have experienced continued pressure on revenues associated with the macroeconomic weakness, particularly in the automotive industry. We expect continued uncertainty with respect to the automotive industry as well as with other of our end markets. This will continue to affect our revenues and profitability during 2009. Given the nature of the global macroeconomic weakness and its effects on our end markets, we are unable to precisely forecast when or if revenues and profitability will return to historical levels.

We have been significantly impacted by the continued weakness in the global automotive market, as light vehicle production by the Big 3 U.S. automakers in the second quarter of 2009 declined approximately 55% versus the prior year quarter. The bankruptcies of both General Motors (“GM”) and Chrysler, and to a lesser extent, Visteon and Lear, has further dampened automotive factory production. Our Microcontroller Solutions and Radio Frequency, Analog and Sensor revenues in the second quarter of 2009 declined by 41%, as compared to the second quarter of 2008. We expect these conditions to persist into future quarters and to adversely affect our revenues and profitability, but we are not able to precisely forecast the level and duration of such weakened demand. In addition, our cellular handset product group revenues decreased 64% in the first half of 2009 versus the first half of 2008 following the termination of an arrangement with Motorola, whereby Motorola agreed to provide certain consideration in exchange for our eliminating their remaining minimum purchase commitments.

In light of our renewed focus on key market leadership positions and given general market conditions, we have initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions. We also implemented certain non-severance austerity measures (executive salary reductions, mandatory time off without pay, savings plan company match elimination), from which we have realized benefits during the first half of 2009. We expect such benefits to continue in the near term.

On April 22, 2009, we announced actions to align the Company’s spending with its prior decision to wind-down the cellular handset business. We plan to accomplish the majority of the employment reductions and pay certain severance costs by December 31, 2009. Implementation of this plan and any specific employment actions related to the plan are subject to satisfaction of legal requirements, including prior consultation on the plan with work councils in some of the countries in which we operate.

Total severance and related cash requirements associated with these actions, inclusive of the costs associated with completing the wind-down of the cellular handset business, total approximately $270 million with corresponding annualized savings of approximately $700 million realized by 2010. We have paid approximately $162 million of the cash restructuring charges in connection with the actions taken through July 3, 2009, resulting in approximately $500 million in annualized cost savings.

We also announced that we are initiating a plan to eliminate our 150mm manufacturing capability. We have experienced a migration from 150mm technologies to advanced technologies at our East Kilbride facility and are now seeing this happen to the technologies and products served by our Sendai, Japan and Toulouse, France 150mm fabs. The long-term trend in declining overall demand for the bulk of the products served by these fabs has resulted in low factory utilization, which has been accelerated by today’s global economic climate. This plan will result in the closure of our Sendai fabrication facility. We anticipate the majority of these costs to be paid during the first quarter of 2011. We have also initiated a formal consultation with employees at our Toulouse facility. The proposal to close the facility is being evaluated through consultation with our works council in Toulouse. We estimate the costs of the elimination of our 150mm manufacturing capability to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit costs.

Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see Part II, “Item 1A: Risk Factors” in this July 3, 2009 Quarterly Report on Form 10-Q. For a description of other risk factors affecting our business and results of operations, refer to our December 31, 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three Months Ended July 3, 2009 and June 27, 2008

	Three Months Ended (Unaudited)
(dollars in millions)	July 3, 2009	% of Net Sales	June 27, 2008	% of Net Sales
Orders	$865	105.0%	$1,424	96.7%

Net sales	$824	100.0%	$1,472	100.0%
Cost of sales	631	76.6%	840	57.1%

Gross margin	193	23.4%	632	42.9%
Selling, general and administrative	120	14.5%	175	11.9%
Research and development	211	25.6%	293	19.9%
Amortization expense for acquired intangible assets	122	14.8%	273	18.5%
Reorganization of businesses and other	82	10.0%	25	1.7%
Merger expenses	—	—%	3	0.2%

Operating loss	(342)	-41.5%	(137)	-9.3%
Gain on extinguishment of long-term debt, net	21	2.6%	10	0.7%
Other expense, net	(135)	-16.4%	(156)	-10.6%

Loss before income taxes	(459)	-55.3%	(283)	-19.2%
Income tax expense (benefit)	25	3.1%	(99)	-6.7%

Net loss	$(481)	-58.4%	$(184)	-12.5%

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

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

Our net sales and orders of approximately $824 million and $865 million in the second quarter of 2009 decreased 44% and 39%, respectively, compared to the prior year quarter. We experienced lower net sales in almost all product segments as a result of (i) the termination of certain minimum purchase commitments of our cellular products by Motorola, (ii) decreasing production in the global automotive industry along with the impact of the GM and Chrysler bankruptcies and the bankruptcies of certain of our customers, (iii) decreased demand from our distribution supply chain customers for consumer and industrial products, and (iv) lower capital spending in enterprise and wireline infrastructure and a decline in consumer spending affecting digital home and multimedia products which negatively impacts our networking business. Distribution sales approximated 22% of our total net sales and fell by 27% compared to the prior year quarter. Distribution inventory, in dollars, was 12.8 weeks of net sales at July 3, 2009, compared to 14.0 weeks of net sales at December 31, 2008. Net sales by product design group for the three months ended July 3, 2009 and June 27, 2008 were as follows:

	Three Months Ended
(in millions)	July 3, 2009	June 27, 2008
Microcontroller Solutions	$238	$460
Cellular Products	138	337
Networking and Multimedia	216	312
RF, Analog and Sensors	201	280
Other	31	83

Total net sales	$824	$1,472

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 29% and 31% of our total net sales in the second quarter of 2009 and 2008, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. In the second quarter of 2009, Microcontroller Solutions net sales declined by $222 million, or 48%, compared to the prior year quarter, primarily as a result of decreased global automotive demand and production cuts in the U.S. automotive market. The number of units produced by the Big 3 automakers in the U.S. was down approximately 55%, reflecting both the decline in demand and the impact of manufacturing shut-downs in connection with the GM and Chrysler bankruptcies. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 26% and 21% of our total net sales in the second quarter of 2009 and 2008, respectively. Our primary end markets for our networking and multimedia products are the wireless, wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales decreased by $96 million, or 31%, in the second quarter of 2009 compared to the prior year quarter, as a result of lower capital spending in enterprise and wireline infrastructure and a decline in consumer spending affecting digital home and multimedia products.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 24% and 19% of our total net sales in the second quarter of 2009 and 2008, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and computer peripherals markets. Radio Frequency, Analog and Sensors net sales in the second quarter of 2009 decreased by $79 million, or 28%, compared to the prior year quarter, as a result of lower demand for both analog and sensor products from weakening U.S. automotive vehicle production. The decline experienced in our analog and sensor products was partially offset by stronger radio frequency product sales in the China 3G wireless infrastructure market.

Cellular Products

As discussed above in “Trends in Our Business,” we have announced the wind-down of our cellular handset business. Cellular Products, which includes baseband processors and power management integrated circuits, represented 17% and 23% of our total net sales in the second quarter of 2009 and 2008, respectively.

In January 2008, we entered into an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments. In connection with eliminating Motorola’s remaining minimum purchase commitments and our current sales being only for legacy products, our cellular handset revenues for the second quarter of 2009 decreased by $199 million, or 59%, versus the prior year quarter.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 4% and 6% of our total net sales in the second quarter of 2009 and 2008, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales decreased by $52 million, or 63%, in the second quarter of 2009 compared to the prior year quarter, primarily as a result of a $52 million, or 84%, decrease in foundry sales, partially offset by a nominal increase in intellectual property revenue.

Gross Margin

In the second quarter of 2009, our gross margin decreased $439 million compared to the prior year quarter. As a percentage of net sales, gross margin was 23.4%, reflecting a decline of 19.5 percentage points. This decrease was attributable to substantially reduced revenues which resulted in a significant decline in factory utilization. This negatively impacted gross margin, as we are experiencing less operating leverage of fixed manufacturing costs. In response to these circumstances, we have executed several cost savings initiatives, including reducing our cost of procured materials and services and executing a workforce reduction across our manufacturing organization. We have also discontinued our manufacturing operations in our East Kilbride, Scotland site and reduced our supply chain and manufacturing operations headcount by approximately 26% since June 27, 2008.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $55 million, or 31%, in the second quarter of 2009 compared to the prior year quarter. This decrease was the result of a concerted company-wide drive and execution of a strategy to reduce costs across all selling, general and administration departmental functions and categories of expenses. We have executed workforce reductions and focused cost restructuring in the information technology, legal, sales and marketing functions. We have reduced our headcount in the selling, general and administrative areas by approximately 22% since June 27, 2008. As a percent of our net sales, our selling, general and administrative expenses increased 2.6 percentage points primarily due to lower net sales.

Research and Development

Our research and development expense decreased $82 million, or 28%, in the second quarter of 2009 compared to the prior year quarter. This decrease was the result of savings from an identified transformation plan including the restructuring of our participation in the IBM alliance (a jointly-funded research alliance created to develop 300-millimeter technologies), and the exit of our MRAM business. We also experienced initial savings from the strategic realignment of our cellular handset business, which we executed over the course of the second quarter of 2009. We have reduced our research and development headcount by approximately 21% since June 27, 2008. These savings were partially offset by external acquisitions and internal organic investments in our remaining core businesses. As a percent of our net sales, our research and development expenses increased 5.7 percentage points due to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $151 million in the second quarter of 2009 compared to prior year quarter. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of Businesses and Other

In connection with our intent to renew our focus on key market leadership positions and given general market conditions, we implemented a series of restructuring actions beginning in the third quarter of 2008 to further streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions. In the second quarter of 2009, we recorded $72 million in employee severance related to these actions, $3 million of non-cash asset impairment charges, and $4 million of gains related to the sale and disposition of certain capital assets. We also recorded $12 million in charges in the second quarter of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

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

During the second quarter of 2008, we also finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses and other related to the portion of the grant for assets sold during the first half of 2008.

Gain on Extinguishment of Long-Term Debt, Net

During the second quarter of 2009, we recorded a $21 million pre-tax gain, net in the Condensed Consolidated Statement of Operations in connection with the repurchase of $29 million of our Fixed Rate Notes and $17 million of our Toggle Notes. During the first quarter of 2008, we recorded a $6 million pre-tax gain in the Condensed Consolidated Statement of Operations in connection with the repurchase of $13 million of our Senior Subordinated Notes and $10 million of our Fixed Rate Notes. (Terms defined and discussed in Note 4 to the accompanying condensed consolidated financial statements.)

Other Expense, Net

Other expense, net decreased $21 million in the second quarter of 2009 compared to the prior year quarter. Net interest expense in the second quarter of 2009 included interest expense of $135 million partially offset by interest income of $4 million. Net interest expense in the second quarter of 2008 included interest expense of $179 million partially offset by interest income of $12 million. The $44 million decrease in interest expense over the prior year period was due to (i) savings related to a retirement of outstanding debt during 2009, partially offset by an increase in our revolving credit facility in the fourth quarter of 2008 and the first quarter of 2009, and (ii) lower interest rates on our outstanding floating rate debt.

During the second quarter of 2008, in accordance with SFAS No. 133 we recognized a $14 million pre-tax gain in other, net related to the change in fair value of our interest rate swaps.

Income Tax Expense

As of July 3, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%, excluding an income tax expense of $24 million recorded for discrete events occurring in the second quarter of 2009. These discrete events primarily reflect income tax expense related to establishing a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. In the second quarter of 2009, we determined that it is more likely than not that these foreign deferred assets would not be realized based on consideration of available evidence. This assessment was primarily due to the acceleration of the timing of discontinuing the manufacturing operations within this foreign subsidiary.

Our annual effective tax rate is less than the statutory 35% percent due to (i) minimal domestic tax expense in our domestic earnings due to the utilization of deferred tax assets, which were subject to a valuation allowance and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

Results of Operations for the Six Months Ended July 3, 2009 and June 27, 2008

	Six Months Ended (Unaudited)
(dollars in millions)	July 3, 2009	% of Net Sales	June 27, 2008	% of Net Sales
Orders	$1,744	104.8%	$2,834	98.5%

Net sales	$1,664	100.0%	$2,877	100.0%
Cost of sales	1,295	77.8%	1,653	57.5%

Gross margin	369	22.2%	1,224	42.5%
Selling, general and administrative	257	15.4%	341	11.9%
Research and development	455	27.3%	571	19.8%
Amortization expense for acquired intangible assets	244	14.7%	545	18.9%
Reorganization of businesses and other	106	6.4%	51	1.7%
Merger expenses	—	—%	5	0.2%

Operating loss	(693)	-41.6%	(289)	-10.0%
Gain on extinguishment of long-term debt, net	2,285	137.3%	16	0.5%
Other expense, net	(303)	-18.2%	(352)	-12.2%

Income (loss) before income taxes	1,289	77.5%	(625)	-21.7%
Income tax expense (benefit)	14	0.9%	(196)	-6.8%

Net income (loss)	$1,275	76.6%	$(429)	-14.9%

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

Net Sales

Our net sales and orders of approximately $1,664 million and $1,744 million in the first half of 2009 decreased 42% and 38%, respectively, compared to the prior year period. We experienced lower net sales in almost all product segments as a result of (i) the termination of certain minimum purchase commitments of our cellular products by Motorola, (ii) decreasing production in the global automotive industry along with the impact of the GM and Chrysler bankruptcies and the bankruptcies of certain of our customers, (iii) decreased demand from our distribution supply chain customers for consumer and industrial, and (iv) lower capital spending in enterprise and wireline infrastructure and a decline in consumer spending affecting digital home and multimedia products, which negatively impacts our networking business. These decreases were partially offset by increased non product revenue from intellectual property sales. Intellectual property revenue increased to 4% as a percentage of net sales. Distribution sales approximated 20% of our total net sales and fell by 31% compared to the prior year period. Distribution inventory, in dollars, was 12.8 weeks of net sales at July 3, 2009, compared to 14.0 weeks of net sales at December 31, 2008. Net sales by product design group for the six months ended July 3, 2009 and June 27, 2008 were as follows:

	Six Months Ended
(in millions)	July 3, 2009	June 27, 2008
Microcontroller Solutions	$484	$918
Cellular Products	233	655
Networking and Multimedia	444	581
RF, Analog and Sensors	385	539
Other	118	184

Total net sales	$1,664	$2,877

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 29% and 32% of our total net sales in the first half of 2009 and 2008, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. In the first half of 2009, Microcontroller Solutions net sales declined by $434 million, or 47%, compared to the prior year period, primarily as a result of decreased global automotive demand and production cuts in the U.S. automotive market. The Big 3 U.S. automakers produced 55% fewer vehicles during the first six months of 2009 as compared to the first six month of 2008. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 27% and 20% of our total net sales in the first half of 2009 and 2008, respectively. Our primary end markets for our networking and multimedia products are the wireless, wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales decreased by $137 million, or 24%, in the first half of 2009 compared to the prior year period as a result of lower capital spending in enterprise and wireline infrastructure and a decline in consumer spending affecting digital home and multimedia products. These items were partially offset by strength in the wireless infrastructure market in China.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 23% and 19% of our total net sales in the first half of 2009 and 2008, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial and computer peripherals markets. Radio Frequency, Analog and Sensors net sales in the first half of 2009 decreased by $154 million, or 29%, compared to the prior year period as a result of lower demand for both analog and sensor product from weakening U.S. automotive vehicle production, partially offset by stronger sales in the China 3G wireless infrastructure market.

Cellular Products

As discussed above in “Trends in Our Business,” we have announced the wind-down of our cellular handset business. Cellular Products, which includes baseband processors and power management integrated circuits, represented 14% and 23% of our total net sales in the first half of 2009 and 2008, respectively.

In January 2008, we entered into an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments. Because of these events, our cellular handset revenues for the first half of 2009 decreased 64% versus the prior year period.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 7% and 6% of our total net sales in the first half of 2009 and 2008, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales decreased by $66 million, 36%, in the first half of 2009 compared to the prior year period primarily as a result of a $91 million, or 72%, decrease in foundry sales, partially offset by an increase in intellectual property revenue to 4 % of our total net sales.

Gross Margin

In the first half of 2009, our gross margin decreased $855 million compared to the prior year period. As a percentage of net sales, gross margin was 22.2%, reflecting a decline of 20.3 percentage points. This decrease was attributable to substantially reduced revenues which resulted in a significant decline in factory utilization (to slightly above 40%) as compared to the prior year period. This negatively impacted gross margin, as we are experiencing less operating leverage of fixed manufacturing costs. In response to these circumstances, we have executed several cost savings initiatives, including reducing our cost of procured materials and services, and executing a workforce reduction across our manufacturing organization. On average, we had 22% fewer manufacturing and supply chain operations headcount during the first six months of 2009 versus 2008.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $84 million, or 25%, in the first half of 2009 compared to the prior year period. This decrease was the result of a coordinated effort to reduce costs across all selling, general and administration departmental functions and categories of expenses. We executed workforce reductions and focused cost restructuring in the information technology, legal, sales and marketing functions. On average, we had 19% fewer selling, general and administrative headcount during the first six months of 2009 versus 2008. As a percent of our net sales, our selling, general and administrative expenses increased 3.5 percentage points primarily due to lower net sales.

Research and Development

Our research and development expense for the first half of 2009 decreased $116 million, or 20%, compared to the prior year period. This decrease was the result of savings from an identified transformation plan including the restructuring of our participation in the IBM alliance (a jointly-funded research alliance created to develop 300-millimeter technologies), and the exit of our MRAM business and some initial savings from the strategic realignment of our cellular handset business. On average, we had 12% fewer research and development headcount during the first six months of 2009 versus 2008. These savings were partially offset by external acquisitions and internal organic investments in our remaining core businesses. As a percent of our net sales, our research and development expenses increased 7.5 percentage points due to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $301 million in the first half of 2009 compared to prior year period. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of Businesses and Other

In connection with our intent to renew our focus on key market leadership positions and given general market conditions, we implemented a series of restructuring actions beginning in the third quarter of 2008 to further streamline our cost structure and re-direct some research and development investments into growth markets. These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions. In the first half of 2009, we recorded $93 million in employee severance costs related to these actions, $7 million of non-cash asset impairment charges, and $4 million of gains related to the sale and disposition of certain capital assets. We also recorded $12 million in charges in the first half of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

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

Gain on Extinguishment of Long-Term Debt

In the first half of 2009, a $2,264 million gain on the Debt Exchange was recorded in other, net. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. We also recorded a $21 million pre-tax gain, net in the Condensed Consolidated Statement of Operations in connection with the repurchase of $29 million of our Fixed Rate Notes and $17 million of our Toggle Notes.

During the first half of 2008, we recorded a $16 million pre-tax gain, net in connection with the repurchase of $67 million of our Senior Subordinated Notes, $10 million of our Fixed Rate Notes and $8 million of our Floating Rate Notes. (Terms defined and discussed in Note 4 to the accompanying condensed consolidated financial statements.)

Other Expense, Net

Other expense, net decreased $49 million in the first half of 2009 compared to the prior year period. Net interest expense in the first half of 2009 included interest expense of $308 million partially offset by interest income of $10 million. Net interest expense in the first half of 2008 included interest expense of $369 million partially offset by interest income of $19 million. The $61 million decrease in interest expense over the prior year period was due to (i) savings related to a retirement of outstanding debt during 2009, partially offset by an increase in our revolving credit facility in the fourth quarter of 2008 and the first quarter of 2009, and (ii) lower interest rates on our outstanding floating rate debt.

During the second quarter of 2008, in accordance with SFAS No. 133 we recognized a $14 million pre-tax gain in other, net related to the change in fair value of our interest rate swaps. During the first quarter of 2008, in accordance with SFAS No. 133 we recognized a $25 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. During the first half of 2008, we also recorded a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our strategic investments accounted for under the cost method.

Income Tax Expense

As of July 3, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%, excluding income tax expense of $11 million recorded for discrete events occurring in first half of 2009. These discrete events primarily reflect income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance is partially offset by the release of income tax reserves related to foreign audit settlements.

During the first half of 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year domestic cumulative loss position, inclusive of the cancellation of debt gain. A valuation allowance of $560 million was recorded on our domestic deferred tax assets as of December 31, 2008, so substantially all of the domestic tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our domestic deferred tax assets. We anticipate paying some state income taxes in the U.S. resulting from the net debt extinguishment, although the amounts of the obligations are not expected to be material.

In 2009, the American Recovery and Reinvestment Act of 2009 (“the Act”) was passed which grants temporary relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows the taxpayer to elect a five-year deferral of CODI for debt reacquired in 2009, followed by recognition of CODI ratably over 2014 to 2018. The provision applies for specified types of repurchases including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another. If we applied such delayed recognition of CODI, it would result in a deferred tax liability related to the amount of CODI delayed and could subject us to domestic cash income taxes in the future. We currently do not anticipate deferring CODI in connection with finalizing our Federal tax return in 2010. We also do not believe we will have any federal cash income tax expense associated with our CODI.

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

Six Months Ended July 3, 2009

Reorganization of Business Program

During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we have initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions include the wind-down of our cellular handset business, restructuring our participation in the IBM alliance (a jointly-funded research alliance), discontinuing manufacturing operations at our East Kilbride, Scotland facility and our Sendai, Japan facility, and consolidating logistical and certain administrative operations. We incurred $106 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges and disposition activities in the first half of 2009 These actions will reduce headcount in our supply chain, technology, sales, marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to July 3, 2009 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at July 3, 2009
Employee Separation Costs
Supply chain	$70	44	—	59	$55
Selling, general and administrative	20	13	—	20	13
Research and development	25	37	1	35	26

Total	$115	94	1	114	$94

Related headcount	2,640	1,980	30	3,440	1,150

Exit and Other Costs	$26	—	—	26	$—

In the first half of 2009, we recorded severance costs in connection with our decision to exit our manufacturing facility in Sendai, Japan based on progress made towards closure during the second quarter of 2009 and severance costs associated with the wind-down of our cellular handset business. The remainder of the reorganization costs consist primarily of severance costs related to our ongoing Reorganization of Business Program.

We separated approximately 3,440 employees during the first half of 2009. The $114 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through the first half of 2009. We will make additional payments to these separated employees and the remaining approximately 1,150 employees through the first quarter of 2011.

During the third quarter of 2008, we also recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We paid the remaining $26 million of the related charge for this action during the second quarter of 2009.

Termination Benefits

We recorded $12 million in charges in the second quarter of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

Asset Impairment Charges and Disposition Activities

During the first half of 2009, we recorded an additional $7 million of non-cash impairment charges related primarily to certain other assets classified as held-for-sale as of July 3, 2009. During the first half of 2009, we also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business, and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

In the first half of 2009, we reversed $2 million of severance accruals related to reorganization of business programs initiated in prior periods. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of the end of the first half of 2009, we have $5 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2009.

Six Months Ended June 27, 2008

Other Reorganization of Business Programs

In the first half of 2008, we recorded $28 million of severance accruals and other exit costs related to reorganization of business programs initiated in prior to the third quarter of 2008. We also reversed $2 million of severance accruals related to these earlier reorganization of business programs due to a number of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. An additional $7 million of severance accruals were reversed to goodwill due to efficiencies achieved through the execution of a research and design center consolidation program and the redeployment of certain resources.

Executive Leadership Transition

During the first half of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

Crolles Manufacturing and Research Alliance

During the first half of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses and other related to the portion of the grant for assets sold during the first half of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,312 million of cash and cash equivalents and short-term investments at July 3, 2009, $237 million was held by our U.S. subsidiaries and $1,075 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We utilized $148 million of cash flow for operations in the first half of 2009 and generated $544 million of cash flow from operations in the first half of 2008. The decrease in cash flow provided by operations from the prior year period is primarily attributable to our significant decline in revenues during 2009 and the first half of 2008 benefitting from the receipt of funds in connection with an updated arrangement with Motorola. Our days sales outstanding increased to 41 days at July 3, 2009 from 38 days at December 31, 2008, primarily as a result of an increase in sales during the last two weeks of June 2009 versus the last two weeks of December 2008. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 104 days at July 3, 2009 from 93 days at December 31, 2008 as a result of a continued decrease in revenues. Days purchases outstanding increased to 37 days at July 3, 2009 from 36 days at December 31, 2008 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash provided by (used for) investing activities was $430 million and $(163) million for the first half of 2009 and 2008, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. Our capital expenditures were $28 million and $159 million for the first half of 2009 and 2008, respectively, and represented 2% and 6% of net sales, respectively.

The increase in the cash provided by investing activities in the first half of 2009 versus the prior year period was primarily the result of the generation of $473 million from the sale of our short-term investments in connection with our re-directing investments in a wholly-owned money market fund to cash equivalent money market accounts. The other factor impacting our investing cash flows during the first half of 2008 were the proceeds from the sale of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007 and the utilization of $94 million of cash during the first half of 2008 in connection with the acquisition of SigmaTel, Inc.

Financing Activities

Our net cash provided by (used for) financing activities was $104 million and $(95) million for the first half of 2009 and 2008, respectively. The increase in cash provided by financing activities is attributable primarily to a $184 million draw down on the Revolver (as described below), partially offset by (i) the utilization of $24 million of cash to repurchase a portion of our Fixed Rate Notes and our Toggle Notes (both as defined in Note 4 to the accompanying condensed consolidated financial statements) and (ii) payments on our long-term debt, including the $24 million excess cash flow payment described later in this section.

During the first half of 2008, we utilized $67 million to repurchase a portion of our outstanding Senior Subordinated Notes, Fixed Rate Notes and Floating Rate Notes (all as defined in Note 4 to the accompanying condensed consolidated financial statements) and $28 million to make additional long-term debt and capital lease payments.

Debt Exchange

On February 10, 2009, Freescale invited eligible holders of each of its (i) Senior Floating Rate Notes due 2014 (“Floating Rate Notes”), (ii) 9.125%/9.875% Senior PIK-Election Notes due 2014 (“Toggle Notes”), (iii) 8.875% Senior Fixed Rate Notes due 2014 (“Fixed Rate Notes”) and (iv) 10.125% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of new senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in a transaction referred to as the “Debt Exchange.” The aggregate principal amount of Incremental Term Loans available to eligible holders in the invitations was $1 billion, including the incremental term loans payable as compensation to certain of Freescale’s advisors. (The Floating Rate Notes, the Toggle Notes, the Fixed Rate Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes” and are discussed further in this Note.)

On March 10, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes. On March 24, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Toggle Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of Toggle Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, Freescale has issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of Toggle Notes validly delivered and accepted, Freescale has issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental

Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. At July 3, 2009, the Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $376 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange.

Upon completion of the Debt Exchange, the carrying value of Freescale’s outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this section). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. Freescale recorded $17 million of debt issuance costs in connection with the Incremental Term Loans.

Credit Facility

At July 3, 2009, Freescale, Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI is a counterparty to the Revolver. LCPI has a commitment in the amount of $60 million of the Revolver; but, we do not expect that borrowing requests will be honored by LCPI.

During the first half of 2009, Freescale drew down $184 million, net of LCPI non-funding, from the Revolver. Freescale made this financial decision to further enhance its liquidity and net cash position. This improves our financial flexibility as we continue to execute on our business plans.

Freescale’s debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. Based on our operating results for the year ended December 31, 2008, we made a mandatory prepayment in the first half of 2009 based on excess cash flows of approximately $24 million.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At July 3, 2009, $3,389 million and $644 million were outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $16 million, excluding the LCPI commitment and $30 million in outstanding letters of credit.

The Term Loan and Revolver bear interest, at Freescale’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at July 3, 2009 was 2.06% and 2.31%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. Freescale is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. Freescale is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. Freescale is also required to pay customary letter of credit fees.

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

Existing Notes

Freescale had an aggregate principal amount of $2,927 million in senior notes outstanding at July 3, 2009, consisting of (i) $194 million Floating Rate Notes bearing interest at a rate, reset quarterly, equal to 3-month LIBOR (which was 0.63% on July 3, 2008) plus 3.875% per annum, (ii) $556 million of Toggle Notes, (iii) $1,413 million of Fixed Rate Notes, and (iv) $764 million of Senior Subordinated Notes. Relative to our overall indebtedness, the Existing Notes, rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended.

In the second quarter of 2009, Freescale repurchased $29 million of its Fixed Rate Notes and $17 million of its Toggle Notes. Freescale used funds from the short-term investment portfolio for the purchase and early retirement of these notes at a $21 million discount, net of $1 million in non-cash charges associated with the recognition of unamortized debt issuance costs. The redemption price included accrued and unpaid interest up to, but not including, the redemption date.

In 2008, Freescale elected to use the payment-in-kind (“PIK”) feature of its outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009. In connection with this election, on December 4, 2008, Freescale delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that would be due on such notes on the June 15, 2009 interest payment date, it would make such interest payment by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash. As a result, Freescale issued a total of approximately $27 million of incremental Toggle Notes on June 15, 2009. Freescale also elected to use the PIK feature of its outstanding Toggle Notes for the interest period ending on December 15, 2009. Accordingly, as of July 3, 2009, $3 million of accrued PIK Interest associated with the Toggle Notes was classified as long-term debt.

In connection with the issuance of the Term Loan and Floating Rate Notes, Freescale also entered into interest rate swap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the interest rate swap contracts, we have effectively converted $500 million of the variable interest rate debt to fixed interest rate debt from December 1, 2009 through December 1, 2012. This amount excludes a LBSF swap arrangement with a notional amount of $400 million which was settled during the second quarter of 2009 at a $4 million gain. LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. In the first quarter of 2009, Freescale switched to 1-month LIBOR on the Term Loan in order to realize interest payment savings on decreasing interest rates.

On July 10, 2009, Freescale entered into an interest rate cap contract with a counterparty as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of the contract, Freescale has effectively hedged $200 million of its variable interest rate debt at a cap rate of 2.75%. The cap will become effective on December 1, 2009 and will mature on December 1, 2012. Accordingly, after December 1, 2009, Freescale will continue to pay interest at a LIBOR-based rate on $200 million of its variable interest rate debt, so long as the short term rate does not exceed 2.75%. If the LIBOR-based rate exceeds the cap rate in any given interest period, Freescale will subsequently receive a payment from its counterparty to ensure it pays no more than 2.75%, net on the related variable interest rate debt.

Covenant Compliance

The Credit Facility and Indentures have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. Freescale was in compliance with these covenants as of July 3, 2009.

Some of these covenants restrict us if we fail to meet financial ratios based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing four financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and Indentures. This does not result in any form of non-compliance with our covenants contained within the Credit Facility and Indentures, but does impose certain of the restrictions discussed in the preceding paragraph, such as our ability to transfer or sell assets; merge or consolidate with other companies; make certain investments; and incur additional indebtedness.

Credit Ratings

As of July 3, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Other Indebtedness

During the third quarter of 2006, one of our foreign subsidiaries requested and received a draw from an existing Japanese yen-denominated revolving loan agreement to repay an intercompany loan. In the fourth quarter of 2008, the foreign subsidiary drew down an additional $37 million under this revolving loan in order to enhance its cash position and liquidity. In the third quarter of 2009, we entered into an amended arrangement for this revolving loan balance, whereby we will make quarterly payments of approximately $14 million beginning in the third quarter of 2009 and concluding in the fourth quarter of 2010. The land and buildings located at our Sendai, Japan manufacturing facility are pledged as collateral on this revolving loan until the fourth quarter of 2010 when the loan is fully repaid. In addition, our land and buildings at our Sendai, Japan design center are pledged as collateral until the fourth quarter of 2009. Previously, the entire balance was classified in notes payable and current portion of long-term debt and capital lease obligations on the Condensed Consolidated Balance Sheet; however, in connection with the amended arrangement, $29 million has been reclassified as long-term debt. As of July 3, 2009, $86 million was outstanding under this loan.

We are required to make debt service payments under the terms of our debt agreements. The remaining obligated debt payments for 2009 as of July 3, 2009 are $51 million. Future obligated debt payments are $102 million in 2010, $44 million in 2011, $688 million in 2012, $3,276 million in 2013, $3,043 million in 2014 and $764 million thereafter.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA (as defined in our debt agreements) for Holdings I:

(in millions)	Twelve Months Ended July 3, 2009
Net loss	$(6,238)
Interest expense, net	651
Income tax benefit	(333)
Depreciation and amortization (*)	1,504

EBITDA	(4,416)
Non-cash stock-based employee compensation (1)	53
Other non-cash charges (2)	7,061
Non-recurring/one-time items (3)	(2,303)
Cost savings (4)	200
Other defined terms (5)	73

Adjusted EBITDA	$668

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of SFAS No. 123(R), “Share-based Payments.”
(2)	Reflects the non-cash charges related to purchase accounting adjustments for inventory, impairments of intangible assets and other non-cash items.
(3)	Reflects non-cash gain on debt extinguishment, one-time Merger expenses, and our reorganization of business program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. At July 3, 2009, our commitment is $32 million through October 2009.

Future Financing Activities

As indicated in “Trends in Our Business,” we expect to experience continued pressure on our revenues in 2009 associated with the macroeconomic weakness. Our primary future cash needs on a recurring basis will be for working capital, expenditures to maintain our existing capital levels and debt service obligations. In addition, we expect to spend approximately $100 million during the remainder of 2009 and the first half of 2010 and approximately $200 million in the first half of 2011 in connection with the Reorganization of Business Program. We believe that our cash, cash equivalents and short-term investments balance as of July 3, 2009 of approximately $1,312 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. We also supplemented our liquidity by drawing down $184 million under our Revolver on January 21, 2009. Our ability to borrow under this Revolver is limited to $16 million after taking into account $30 million in outstanding letters of credit.

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

As market conditions warrant, the Company and its major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. In the first half of

2009, upon completion of the Debt Exchange, the face amount of our outstanding long-term debt obligations decreased by approximately $1,929 million. In connection with the Debt Exchange, our expected annual cash interest expense is anticipated to decrease by approximately $140 million. Freescale also repurchased $29 million of its Fixed Rate Notes and $17 million of its Toggle Notes. Freescale used funds from the short-term investment portfolio for the purchase.

As of July 3, 2009, our election to use the PIK feature of our outstanding Toggle Notes in lieu of making cash interest payments was effective for the interest period ending on December 15, 2009. We will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time. In connection with this election, we will make the interest payment due on the Toggle Notes on December 15, 2009 by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash.

As discussed in “Trends in Our Business,” the 2009 global economic outlook will continue to adversely impact our business and result in lower operating profitability. The maintenance of certain of our financial ratios is based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing four of our financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and Indentures, which will impose certain of the restrictions as discussed in “Financing Activities.”

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the second quarter of 2009. There was no subsequent material impact on our consolidated financial position, results of operations or cash flows. See Note 1 to the accompanying condensed consolidated financial statements for the related disclosure.

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

Excluding our foreign subsidiary loan balance discussed in Note 4 to the accompanying condensed consolidated financial statements, the fair value of our long-term debt approximates $5,135 million at July 3, 2009, which has been determined based upon quoted market prices; this compares to a carrying value of $7,462 million as of the same date. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements was an obligation of $17 million at July 3, 2009. The fair value of our interest rate swaps was estimated based on the yield curve at July 3, 2009. A 10% decrease in market rates would increase the fair value of our long-term debt by $21 million and increase the obligation under our interest rate swaps by $1 million.

A significant variation of the value of the U.S. dollar against the principal currencies that have a material impact on us could result in a favorable impact on our net income in the case of an appreciation of the U.S. dollar, or a negative impact on our net income if the U.S. dollar depreciates relative to these currencies. Currency exchange rate fluctuations affect our results of operations because our reporting currency is the U.S. dollar, in which we receive the major part of our revenues, while we incur a significant portion of our costs in currencies other than the U.S. dollar. Certain significant costs incurred by us, such as manufacturing labor costs, selling, general and administrative expenses are incurred in the currencies of the jurisdictions in which our operations are located.

In order to reduce the exposure of our financial results to the fluctuations in exchange rates, our principal strategy has been to balance as much as possible the proportion of sales to our customers denominated in U.S. dollars with the amount of purchases from our suppliers denominated in U.S. dollars. In order to further reduce our exposure to U.S. dollar exchange rate fluctuations, we have entered into foreign currency hedge agreements related to the currency and the amount of expenses we expect to incur in jurisdictions in which our operations are located. No assurance can be given that our hedging transactions will prevent us from incurring higher foreign currency-denominated manufacturing costs when translated into our U.S. dollar-based accounts in the event of a weakening of the U.S. dollar on the non-hedged portion of our costs and expenses. See Note 5, “Risk Management,” to the accompanying condensed consolidated financial statements for further discussion.

At July 3, 2009, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $114 million. The fair value of these forward contracts was a net unrealized gain less than $1 million at July 3, 2009. Forward contract gains (losses) of $4 million and $3 million for the second quarter of 2009 and 2008, respectively, and $(4) million and $4 million for the first half of 2009 and 2008, respectively, were recorded in other, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	July 3, 2009
Malaysian Ringgit	$47
Euro	$21
Israeli Shekel	$13
Singapore Dollar	$7
Indian Rupee	$5
Swedish Kroner	$4

At July 3, 2009, we had net outstanding foreign exchange contracts designated as cash flow hedges with notional amounts totaling approximately $16 million, which are accounted for at fair value. The fair value of these contracts was a net unrealized loss of less than $1 million at July 3, 2009. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged. We have provided $3 million in collateral to one of our counterparties in connection with our foreign exchange hedging program as of July 3, 2009.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $38 million as of July 3, 2009, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2008 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the six months ended July 3, 2009. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1:	Legal Proceedings.

Intellectual property matters, legal proceedings and environmental matters were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Those matters have been updated below to the extent that there have been any changes through our filing date of July 24, 2009. We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. The Company records an associated liability when a loss is probable and the amount is reasonably estimable.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and certain of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. On October 23, 2008, the United States Court of Appeals for the Seventh Circuit heard Motorola’s interlocutory appeal of the District Court’s order certifying the class. On June 17, 2009, the district court granted defendants’ motions for summary judgment on all claims. This ruling rendered moot the interlocutory appeals current before the Seventh Circuit. The plaintiffs have not indicated whether they would appeal the June 17, 2009 ruling of the district court. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

On April 17, 2007, Tessera Technologies, Inc. (“Tessera”) filed a complaint against Freescale, ATI Technologies, Inc., Motorola, Inc., Qualcomm, Inc., Spansion, Inc., Spansion LLC, and STMicroelectronics N.V. (collectively, the “Respondents”) in the International Trade Commission (“ITC”) requesting the ITC enter an injunction barring the importation of any product containing a device that infringes two identified patents related to ball grid array (“BGA”) packaging technology. On April 17, 2007, Tessera filed a parallel lawsuit in the United States District Court for the Eastern District of Texas against ATI, Freescale, Motorola and Qualcomm claiming an unspecified amount of monetary damage as compensation for the alleged infringement of the same Tessera patents. Tessera’s patent claims relate to BGA packaging technology. On February 26, 2008, the Administrative Law Judge (“ALJ”) in the ITC proceeding granted the Respondents’ motion to stay the ITC proceeding pending the completion of the reexamination by the U.S. Patent and Trademark Office of the two patents asserted by Tessera in the ITC proceeding. On March 27, 2008, the ITC reversed this decision and ordered the reinstatement of the ITC proceeding, which occurred during the week of July 14, 2008. On December 1, 2008, the ALJ issued his determination finding in favor of the Respondents and recommending that no injunction barring importation of the Respondents’ products be entered. In accordance with its rights, Tessera petitioned the ITC to review the ALJ’s determination on December 15, 2008. On May 20, 2009 the ITC issued a final order finding that all the Respondents infringe on Tessera’s asserted patents, and granted Tessera’s request for a Limited Exclusion Order prohibiting the importation of Respondents’ infringing products. Freescale appealed the ITC’s decision to the Federal Court of Appeals. During the pendency of the appellate process, we are taking all necessary actions to comply with the Limited Exclusion Order. We continue to assess potential effects on our consolidated financial position, results of operations and cash flows.

On March 25, 2009, a group of senior lenders under the Credit Facility, including ING Prime Rate Trust (“ING”), filed a complaint against Freescale and certain unnamed unsecured debtholders in the Supreme Court of the State of New York, County of New York. The suit challenges our right to issue the new Incremental Term Loans under the Credit Facility to certain holders of the Existing Notes, thereby allowing those unsecured debtholders to become secured lenders with loans that are equal in priority to the plaintiffs’. The plaintiffs claim that this action has devalued their loans and put the repayment of their loans at additional risk. The complaint asserts that our representation and warranty that Freescale has not experienced a Material Adverse Effect (“MAE”) since the closing of the Credit Facility, which we made as a prerequisite to the issuance of new Incremental Term Loans, was untrue when made. The plaintiffs argue that Freescale has suffered a MAE between 2006 and the issuance of the new Incremental Term Loans. The plaintiffs filed an amended complaint on May 20, 2009 adding additional plaintiffs and removing the unnamed unsecured debtholders as defendants. Among other things, the plaintiffs are seeking monetary damages suffered as a result of the issuance of new Incremental Term Loans. Freescale filed a motion to dismiss the suit on June 19, 2009. We believe that these claims made by the lenders are without merit and intend to vigorously defend this action.

Item 1A:	Risk Factors.

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the Securities and Exchange Commission. Some of the risk factors were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. They have been updated to include information as of July 3, 2009. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

Our operating results may be adversely impacted if economic conditions impact the financial viability of our customers, distributors, or supplier, particularly in the automotive industry.

We regularly review the financial performance of our customers, distributors and suppliers. However, global economic conditions may adversely impact the financial viability of and increase the credit risk associated with our customers, distributors or suppliers. Customer insolvencies in key industries most affected by the economic downturn, such as the automotive industry, or the financial failure of a large customer or distributor, an important supplier, or a group thereof, could have an adverse impact on our operating results and could result in us not being able to collect our accounts receivable balances. For instance, bankruptcies at Delphi, Visteon and Lear have challenged our abilities to collect pre-petition account receivable balances.

For a description of additional risk factors affecting our business and results of operations, refer to our December 31, 2008 Annual Report on Form 10-K.

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

FREESCALE SEMICONDUCTOR, INC.

Date: July 24, 2009	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer