Form 10-Q
period 2009-10-02
FREESCALE SEMICONDUCTOR INC
filed 2009-10-23
CIK 1272547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

or

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

There is no public trading market for the registrant’s common stock. As of October 16, 2009 there were 1,000 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net sales	$893	$1,409	$2,557	$4,286
Cost of sales	626	821	1,921	2,474

Gross margin	267	588	636	1,812
Selling, general and administrative	120	166	377	507
Research and development	193	293	648	864
Amortization expense for acquired intangible assets	122	272	366	817
Reorganization of businesses, contract settlement, and other	91	(139)	197	(88)
Impairment of goodwill and intangible assets	—	3,368	—	3,368
Merger expenses	—	2	—	7

Operating loss	(259)	(3,374)	(952)	(3,663)
Gain on extinguishment of long-term debt, net	4	—	2,289	16
Other expense, net	(142)	(173)	(445)	(525)

(Loss) income before income taxes and minority interest	(397)	(3,547)	892	(4,172)
Minority interest	—	16	—	16
Income tax expense (benefit)	11	(66)	25	(262)

Net (loss) income	$(408)	$(3,497)	$867	$(3,926)

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except per share amount)	October 2, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$1,334	$900
Short-term investments	—	494
Accounts receivable, net	388	394
Inventory	625	755
Other current assets	397	459

Total current assets	2,744	3,002
Property, plant and equipment, net	1,443	1,931
Intangible assets	900	1,264
Other assets, net	316	473

Total assets	$5,403	$6,670

LIABILITIES AND STOCKHOLDER’S DEFICIT
Notes payable and current portion of long-term debt and capital lease obligations	$117	$163
Accounts payable	263	246
Accrued liabilities and other	531	595

Total current liabilities	911	1,004
Long-term debt	7,478	9,610
Deferred tax liabilities	385	376
Other liabilities	387	354

Total liabilities	9,161	11,344

Stockholder’s deficit:
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding at October 2, 2009 and December 31, 2008	—	—
Additional paid-in capital	7,227	7,196
Accumulated other comprehensive earnings	55	37
Accumulated deficit	(11,040)	(11,907)

Total stockholder’s deficit	(3,758)	(4,674)

Total liabilities and stockholder’s deficit	$5,403	$6,670

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(in millions)	October 2, 2009	September 26, 2008
Net cash (used for) provided by operating activities	$(71)	$709

Cash flows from investing activities:
Sales and purchases of short-term investments, net	488	(53)
Proceeds from sale of property, plant and equipment and assets held for sale	14	282
Proceeds from sale of businesses and investments	4	26
Payments for purchase licenses and other assets	(35)	(53)
Capital expenditures	(46)	(212)
Payments for acquisition of businesses, net of cash acquired	—	(94)
Other	—	(10)

Net cash provided by (used for) investing activities	425	(114)

Cash flows from financing activities (1):
Payments for long-term debt, capital lease obligations and notes payable	(110)	(107)
Debt issuance proceeds, net of debt issuance costs	184	—
Other	(6)	—

Net cash provided by (used for) financing activities	68	(107)

Effect of exchange rate changes on cash and cash equivalents	12	8

Net increase in cash and cash equivalents	434	496
Cash and cash equivalents, beginning of period	900	206

Cash and cash equivalents, end of period	$1,334	$702

(1)	In the first quarter of 2009, a $2,264 non-cash gain on the extinguishment of long-term debt was recorded in connection with the Debt Exchange, as defined and discussed in Note 4.

See accompanying notes.

Freescale Semiconductor, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(1) Summary of Significant Accounting Policies

Basis of Presentation: On December 1, 2006, Freescale Semiconductor, Inc. (“Freescale”) was acquired by a consortium of private equity funds (the “Merger”). At the close of the Merger, all assets, liabilities, rights and obligations were transferred and assigned to Freescale Holdings L.P., a Cayman Islands limited partnership (“Parent”) and Freescale Acquisition Corporation (formerly Firestone Acquisition Corporation), an indirect wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger, Merger Sub was merged with and into Freescale, and as a result, Freescale continues as the surviving corporation and a wholly owned indirect subsidiary of Parent. At the close of the Merger, Freescale became a subsidiary of Freescale Semiconductor Holdings V, Inc. (“Holdings V”), which is wholly owned by Freescale Semiconductor Holdings IV, Ltd. (“Holdings IV”), which is wholly owned by Freescale Semiconductor Holdings III, Ltd. (“Holdings III”), which is wholly owned by Freescale Semiconductor Holdings II, Ltd. (“Holdings II”), which is wholly owned by Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), substantially all of which is wholly owned by Parent. All six of these companies were formed for the purposes of facilitating the Merger and are collectively referred to as the “Parent Companies.” Subsequent to the closing of the Merger, we issued approximately 1,000 shares of our common stock, par value $0.01, in exchange for a contribution of approximately $7.1 billion. Freescale refers to the operations of Freescale Semiconductor, Inc. and its subsidiaries. Freescale (which may be referred to as the “Company,” “Freescale,” “we,” “us” or “our”) refers to the operations of Freescale Semiconductor, Inc. and its subsidiaries, as the context requires.

Our condensed consolidated financial statements include all majority-owned subsidiaries, a variable interest entity in which the Company is the primary beneficiary, and assets and liabilities of the Company. We consolidate the financial results of Freescale Semiconductor EME&A SA (“SBE”). The SBE was established to provide sales and distribution services to our European external customers from one centralized location. Freescale and Providence Holdings Hungary Kft (“Freescale Hungary”) each own a 50% interest in the SBE, with Freescale Hungary being the non-controlling interest holder. Freescale has concluded that we are the primary beneficiary of the SBE based on the amount of funding we provide towards the SBE’s operating activities and the alignment of our operating activities with that of the SBE. Included in the accompanying condensed consolidated balance sheet as of October 2, 2009 is approximately $180 million and $15 million of assets and liabilities, respectively, attributed to the SBE. Our consolidation of the SBE did not have a material effect on non-controlling interest in the accompanying condensed consolidated financial statements. The consolidation of the SBE has not altered the operational agreements or other commitments of the SBE.

The accompanying condensed consolidated financial statements for Freescale as of October 2, 2009, December 31, 2008 and for the three and nine months ended October 2, 2009 and September 26, 2008 are unaudited, with the December 31, 2008 amounts included herein derived from the audited consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of October 2, 2009 and for all periods presented. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. We have evaluated all subsequent events through October 22, 2009, the date the financial statements were issued.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended October 2, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) Other Financial Data

Statements of Operations Supplemental Information

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with the termination of the amended and extended arrangement with Motorola, which was executed in the first quarter of 2008 (“Q1 2008 Motorola Agreement”), the significant decline in market capitalization of the public companies in our peer group, our intent to pursue strategic alternatives for our cellular handset product group and the potential impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed in relation to our goodwill and our developed technology / purchased licenses, customer relationship, and trademark / tradename intangible assets. The goodwill, developed technology / purchased licenses, customer relationships, and trademarks / tradenames were established in purchase accounting at the completion of the Merger in December 2006.

In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is required to be tested for impairment annually and if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the aforementioned impairment indicators, we updated the first step of our goodwill impairment test in the third quarter of 2008. The determination of fair value used in the impairment evaluation is based on a combination of the income approach, utilizing the discounted cash flow method, and the public company comparables approach, utilizing multiples of profit measures in order to estimate the fair value of the enterprise. We determined that our carrying value exceeded our fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the Company to all of our assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. As of the filing date for the Form 10-Q for the quarter ended September 26, 2008, we estimated that the implied fair value of our goodwill was less than its carrying value by approximately $2,627 million, which was recorded as a goodwill impairment charge in the third quarter of 2008. This charge was an estimate based on the results of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we did not finalize our allocation of fair value as of September 26, 2008 with regard to property, plant and equipment, deferred taxes and other items. The Company finalized and included the associated adjustments to the goodwill impairment charge in the fourth quarter of 2008.

As a result of the aforementioned impairment indicators and in accordance with ASC Topic 360, “Property, Plant, and Equipment,” we performed an analysis utilizing discounted future cash flows related to the specific amortized intangible assets to determine the fair value of each of our intangible asset groups (developed technology / purchased licenses, customer relationships, and trademarks / tradenames). Prior to a business reorganization of Freescale resulting in a change of the overall operating structure of our Company in the fourth quarter of 2007, we operated and accounted for our results under three reportable segments, and as such our intangible assets were included within those reportable segments. Upon concluding the net book value related to customer relationships and developed technology / purchased licenses intangible assets exceeded the future undiscounted cash flows and fair value attributable to such intangible assets, we recorded impairment charges of $696 million and $45 million related to our customer relationships and developed technology / purchased licenses intangible assets, respectively, in the third quarter of 2008.

Gain on Extinguishment of Long-Term Debt

During the third quarter of 2009, we recorded a $4 million pre-tax gain, net of the write-off of unamortized debt issuance costs in the Condensed Consolidated Statement of Operations in connection with the repurchase of $10 million of our Toggle Notes.

We recorded a $2,264 million pre-tax gain for debt extinguishment, net in the Condensed Consolidated Statement of Operations in the first quarter of 2009 in connection with the Debt Exchange. (See Note 4 for further discussion of this transaction.) Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. In addition, during the first nine months of 2009, we have repurchased $29 million of our Fixed Rate Notes and $27 million of our Toggle Notes, resulting in $25 million in pre-tax gains, net.

During the first nine months of 2008, we recorded a $16 million pre-tax gain, net in connection with the repurchase of $67 million of our Senior Subordinated Notes, $8 million of our Floating Rate Notes and $10 million of our Fixed Rate Notes. (Refer to Note 4 for definitions of capitalized terms and discussion.)

Other Expense, Net

The following table displays the amounts comprising other expense, net in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Interest expense	$(133)	$(177)	$(441)	$(546)
Interest income	3	8	13	27

Interest expense, net	(130)	(169)	(428)	(519)

Other, net	(12)	(4)	(17)	(6)

Other expense, net	$(142)	$(173)	$(445)	$(525)

Cash paid for interest was $55 million and $296 million for the third quarter and first nine months of 2009, respectively, and $45 million and $412 million for the third quarter and first nine months of 2008, respectively. In the first nine months of 2009, cash paid for interest included $39 million of interest paid in connection with the Debt Exchange.

Other, Net

During the third quarter of 2009, we recorded a $9 million pre-tax loss in other, net related to certain of our investments accounted for under the cost method.

During the first nine months of 2009, we recorded the aforementioned $9 million pre-tax loss in other, net related to certain of our investments accounted for under the cost method, as well as a $3 million pre-tax loss on one of our investments accounted for under the equity method. Additionally, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), we recognized pre-tax losses in other, net of (i) $8 million related to the ineffective portion of our interest rate swaps that are no longer classified as a cash flow hedge and (ii) $4 million on the change in fair value of our interest rate swaps and caps. These losses were partially offset by a $4 million pre-tax gain in other, net recorded in the second quarter of 2009 in connection with a settlement of a Lehman Brothers Special Financing, Inc. (“LBSF”) swap arrangement with a notional amount of $400 million. (See further discussion of the LBSF swap arrangement in Note 4.)

During the first nine months of 2008, in accordance with ASC Topic 815, we recognized an $11 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. We also recognized $4 million in pre-tax losses primarily attributable to one of our investments accounted for under the equity method, as well as foreign currency fluctuations. During the first quarter of 2008, we also recorded a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our investments accounted for under the cost method.

Comprehensive (Loss) Income

The components of total comprehensive (loss) income (“OCI”), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net (loss) income	$(408)	$(3,497)	$867	$(3,926)
Net change in fair value on derivative contracts	3	(2)	12	6
Pension adjustments	(1)	—	8	—
Net change in cumulative translation adjustments	1	1	(2)	3

Total comprehensive (loss) income	$(405)	$(3,498)	$885	$(3,917)

During the first nine months of 2009, in accordance with ASC Topic 715, “Compensation-Retirement Benefits,” we recorded a gain of $8 million to other comprehensive income related to curtailments, settlements and the actuarial impact associated with our Japanese pension obligations. These items were driven by our announcement to discontinue manufacturing in our Sendai, Japan facility by 2011, along with other severance actions in Japan. (See further discussion in Note 9.)

Balance Sheets Supplemental Information

Short-Term Investments

Because continued macroeconomic weakness and financial market illiquidity may cause adverse pricing adjustments in its short-term investment portfolio, Freescale moved all of its short-term investments from a money market fund, which is a wholly owned subsidiary, to cash equivalent money market accounts in the first nine months of 2009. The money market fund ceased operations in the third quarter of 2009.

Inventory

Inventory consisted of the following:

	October 2, 2009	December 31, 2008
Work in process and raw materials	$460	$531
Finished goods	165	224

	$625	$755

Property, Plant and Equipment, Net

Depreciation and amortization expense was approximately $162 million and $501 million for the third quarter and first nine months of 2009, including capital lease amortization expense of $5 million and $15 million, respectively. Depreciation expense was approximately $183 million and $545 million for the third quarter and first nine months of 2008, including capital lease amortization expense of $5 million and $15 million, respectively. Accumulated depreciation and amortization was approximately $1,700 million and $1,367 million at October 2, 2009 and December 31, 2008, respectively.

During the first nine months of 2009, Freescale completed the exit from its wafer manufacturing facility in East Kilbride, Scotland. Accordingly, the associated East Kilbride facility assets are classified as held for sale as of October 2, 2009 and are included in other current assets on the Condensed Consolidated Balance Sheet.

During the first nine months of 2008, Freescale sold assets located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007.

(3) Fair Value Measurement

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are market inputs participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable;

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

We measure cash and cash equivalents and derivative contracts at fair value on a recurring basis. The table below sets forth, by level, the fair value of these financial assets and liabilities as of October 2, 2009. The table does not include assets and liabilities which are measured at historical cost or on any basis other than fair value.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market mutual funds (1)	$1,156	$1,156	$—	$—
Time deposits (1)	$103	103	—	—
Asset-backed securities (2)	$5	—	—	5
Auction rate securities (3)	$34	—	—	34
Other derivative (3)	$9	—	6	3

Total Assets	$1,307	$1,259	$6	$42

Liabilities
Interest rate swap and cap agreements (5)	$17	—	17	—
Foreign currency derivative contracts (4)	$1	—	1	—

Total Liabilities	$18	$—	$18	$—

The following footnotes indicate where these items are recorded in our Condensed Consolidated Balance Sheet at October 2, 2009:

(1)	Money market mutual funds and time deposits are reported as cash and cash equivalents.
(2)	Asset-backed securities are reported as other current assets.
(3)	Auction rate securities and other derivatives are reported as other current assets or long-term assets.
(4)	Interest rate swap agreements are reported as accrued liabilities and other long-term liabilities.
(5)	Foreign currency derivative contracts are reported as accrued liabilities and other.

The following tables summarize the change in the fair value for instruments with Level 3 inputs for the three and nine months ended October 2, 2009:

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Three Months Ended October 2, 2009	Asset-backed securities	Auction rate securities	Other derivatives	Total Gains (Losses)
Balance as of July 4, 2009	$6	$34	$1
Total gains or losses (realized or unrealized):
Included in earnings*	—	1	1	2
Included in OCI	—	(1)	—	(1)
Purchases, sales, issuances, and settlements, net	(1)	—	1
Transfers in and/or out of Level 3	—	—	—

Balance as of October 2, 2009	$5	$34	$3	$1

The amount of total gains or losses for the three months ended October 2, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of October 2, 2009*	$—	$1	$1	$2

	Level 3 - Significant Unobservable Inputs
Changes in Fair Value for the Nine Months Ended October 2, 2009	Asset-backed securities	Auction rate securities	Other derivatives	Interest rate swap agreements	Total Gains (Losses)
Balance as of January 1, 2009	$6	$28	$5	$(11)
Total gains or losses (realized or unrealized):
Included in earnings*	—	7	(3)	4	8
Included in OCI	—	(1)	—	—	(1)
Purchases, sales, issuances, and settlements, net	(1)	—	1	7
Transfers in and/or out of Level 3	—	—	—	—

Balance as of October 2, 2009	$5	$34	$3	$—	$7

The amount of total gains or losses for the nine months ended October 2, 2009 included in earnings attributable to the changes in unrealized gains or losses related to assets and liabilities still held as of October 2, 2009*	$—	$7	$(3)	$—	$4

*	The realized and unrealized gains (losses) reflected in the table above for the three and nine months ended October 2, 2009 are recorded in other, net in the Condensed Consolidated Statements of Operations.

Fair Value of Other Financial Instruments

In addition to the assets and liabilities described above, our financial instruments also include accounts receivable, other investments, accounts payable, accrued liabilities and long-term debt. Except for the fair value of our long-term debt, which is $6,215 million at October 2, 2009 (as determined based upon quoted market prices), the fair values of these financial instruments were not materially different from their carrying or contract values at October 2, 2009.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-recurring Basis

We measure certain financial assets, including cost and equity method investments, at fair value on a nonrecurring basis. These assets are adjusted to fair value when they are deemed to be other-than-temporarily impaired. During the third quarter of 2009, we recorded $9 million in other-than-temporary impairments on such assets, which were determined by fair value measurements classified within Level 3 of the valuation hierarchy and based on our percentage ownership of the estimated value of these assets. As of October 2, 2009, the fair value of these impaired assets was $3 million.

(4) Debt

Our carrying value of our long-term debt at October 2, 2009 and December 31, 2008 consisted of the following:

	October 2, 2009	December 31, 2008
Term loan	$3,380	$3,430
Incremental term loans	552	—
Revolving credit facility	644	460
Floating rate notes due 2014	194	475
9.125%/9.875% PIK-election notes due 2014	559	1,506
8.875% notes due 2014	1,414	2,287
Subordinated 10.125% notes due 2016	764	1,511
Foreign subsidiary loan	77	92

	7,584	9,761
Less: current maturities	(106)	(151)

Total long-term debt	$7,478	$9,610

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

On March 10, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes. On March 24, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Toggle Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of Toggle Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, Freescale issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of Toggle Notes validly delivered and accepted, Freescale issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. At October 2, 2009, the Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $367 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method.

In the first quarter of 2009, we recorded a $2,264 million pre-tax gain in the Condensed Consolidated Statement of Operations in connection with the Debt Exchange. The transaction meets the definition of a substantial modification of debt under the guidelines of ASC Topic 470, “Debt” and, accordingly, was accounted for as an extinguishment of debt. The basis for this determination is the present value of the cash flows under the terms of the new debt instrument were greater than 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The gain on the Debt Exchange was calculated by comparing the fair value of the new debt instrument to the carrying amount of the extinguished debt, net of the associated unamortized debt issuance costs. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest (as defined later in this section). This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans, which are being amortized over the term of the Incremental Term Loans using the effective interest method.

Credit Facility

At October 2, 2009, Freescale, Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $60 million of the Revolver; but, we do not expect that borrowing requests will be honored by LCPI.

In January 2009, Freescale drew down $184 million, net of LCPI non-funding, from the Revolver. Freescale made this financial decision to further enhance its liquidity and net cash position.

Freescale’s debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. Based on our operating results for the year ended December 31, 2008, we made a mandatory prepayment in the first nine months of 2009 based on excess cash flows of approximately $24 million.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At October 2, 2009, $3,380 million and $644 million were outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $17 million, excluding the LCPI commitment and $29 million in outstanding letters of credit.

The Term Loan and Revolver bear interest, at Freescale’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at October 2, 2009 was 2.00% and 2.25%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. Freescale is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. Freescale is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. Freescale is also required to pay customary letter of credit fees.

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

Existing Notes

Freescale had an aggregate principal amount of $2,931 million in senior notes outstanding at October 2, 2009, consisting of (i) $194 million Floating Rate Notes bearing interest at a rate, reset quarterly, equal to 3-month LIBOR (which was 0.30% on October 2, 2009) plus 3.875% per annum, (ii) $559 million of Toggle Notes, (iii) $1,414 million of Fixed Rate Notes, and (iv) $764 million of Senior Subordinated Notes. Relative to our overall indebtedness, the Existing Notes (other than the Senior Subordinated Notes), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended.

In the third quarter of 2009, Freescale repurchased $10 million of its Toggle Notes at a $4 million discount. In the first nine months of 2009, Freescale repurchased $29 million of its Fixed Rate Notes and $27 million of its Toggle Notes at a $25 million discount, net of $1 million in non-cash charges associated with the recognition of unamortized debt issuance costs associated with the early retirement of this debt. Freescale used funds from the short-term investment portfolio for the purchase and early retirement of these notes. The redemption price on the repurchases included accrued and unpaid interest up to, but not including, the redemption date.

In 2008, Freescale elected to use the payment-in-kind (“PIK”) feature of its outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009. In connection with this election, on December 4, 2008, Freescale delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that would be due on such notes on the June 15, 2009 interest payment date, it would make such interest payment by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash. As a result, Freescale issued a total of approximately $27 million of incremental Toggle Notes on June 15, 2009. Freescale also elected to use the PIK feature of its outstanding Toggle Notes for the interest period ending on December 15, 2009. Accordingly, as of October 2, 2009, $16 million of accrued PIK Interest associated with the Toggle Notes was classified as long-term debt.

In connection with the issuance of the Term Loan and Floating Rate Notes, Freescale also entered into interest rate swap and cap contracts with various counterparties as a hedge of the variable cash flows of our variable interest rate debt. See Note 5 for further details of these interest rate swap and cap contracts. In the first quarter of 2009, Freescale switched to 1-month LIBOR on the Term Loan in order to realize interest payment savings on decreasing interest rates.

Covenant Compliance

The Credit Facility and Indentures have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. Freescale was in compliance with these covenants as of October 2, 2009.

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

Credit Ratings

As of October 2, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Other Indebtedness

During the third quarter of 2006, one of our foreign subsidiaries requested and received a draw from an existing Japanese yen-denominated revolving loan agreement to repay an intercompany loan. In the fourth quarter of 2008, the foreign subsidiary drew down an additional $37 million under this revolving loan, increasing the total amount outstanding to $92 million at December 31, 2008. In the third quarter of 2009, we entered into an amended arrangement for this revolving loan balance, whereby we will make quarterly payments of approximately $15 million beginning in the third quarter of 2009 and concluding in the fourth quarter of 2010. The land and buildings located at our Sendai, Japan manufacturing facility are pledged as collateral on this revolving loan until the fourth quarter of 2010 when the loan is fully repaid. In addition, our land and buildings at our Sendai, Japan design center are pledged as collateral until the fourth quarter of 2009. As of October 2, 2009, $77 million was outstanding under this loan. Previously, the entire balance was classified in notes payable and current portion of long-term debt and capital lease obligations on the Condensed Consolidated Balance Sheet; however, in connection with the amended arrangement, $15 million is classified as long-term debt.

(5) Risk Management

Foreign Currency Risk

Effective January 1, 2008, we changed the functional currency for certain foreign operations to the U.S dollar. In accordance with ASC Topic 830, “Foreign Currency Matters” (“ASC Topic 830”), once the functional currency for a foreign entity is determined, that determination shall be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. In December 2007, we formed Freescale Semiconductor EME&A SA (“SBE”), a European single billing entity established to provide sales and distribution service to our European external customers from one centralized location. Previously such activities were decentralized across our entities in Europe. The SBE negotiates and invoices for all contracts with our European external customers. Subsequent to the implementation of the SBE, the other local foreign operations in Europe provide support to the SBE in servicing our customers and only record inter-company commission revenue from the SBE, which is denominated in the U.S dollar. In addition, all inter-company transactions, inter-company loans and other types of financing are denominated in the U.S. dollar for all foreign operations in which the functional currency changed. In accordance with ASC Topic 830, the U.S. dollar is the proper functional currency as financing is provided by U.S dollar sources. The change in functional currency was applied on a prospective basis. The U.S dollar-translated amounts of nonmonetary assets and liabilities at December 31, 2007 became the historical accounting basis for those assets and liabilities at January 1, 2008 and for subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rate changed.

At October 2, 2009 and December 31, 2008, we had net outstanding foreign currency exchange contracts not designated as accounting hedges with notional amounts totaling approximately $160 million and $199 million, respectively, which are accounted for at fair value. The fair value of the forward contracts was a net unrealized gain of less than $1 million and $9 million at October 2, 2009 and December 31, 2008, respectively. Forward contract gains (losses) of $2 million and $(12) million for the third quarter of 2009 and 2008, respectively, and $(2) million and $(8) million for the first nine months of 2009 and 2008, respectively, were recorded in other, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The following table shows, in millions of U.S. dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	October 2, 2009	December 31, 2008
Euro	$64	$100
Malaysian Ringgit	$43	$48
Singapore Dollar	$12	$10
Indian Rupee	$9	$6
Israeli Shekel	$6	$4
British Pound	$5	$2

At October 2, 2009 and December 31, 2008, we had net outstanding foreign exchange contracts designated as cash flow hedges with notional amounts totaling approximately $8 million and $186 million, respectively, which are accounted for at fair value. The fair value of these contracts was a net unrealized loss of less than $1 million and $7 million at October 2, 2009 and December 31, 2008, respectively. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged. We have provided $3 million in collateral to one of our counterparties in connection with our foreign exchange hedging program as of October 2, 2009. This amount is classified as restricted cash and is recorded as a component of other current assets on the Consolidated Condensed Balance Sheet.

Interest Rate Risk

We use interest rate swap agreements to assist in managing the floating rate portion of our debt portfolio. As of October 2, 2009, we have effectively fixed our interest rate on $500 million of our variable rate debt through December 1, 2009. This amount excludes a LBSF swap arrangement with a notional amount of $400 million which was settled during the second quarter of 2009 at a $4 million gain. LBSF filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 3, 2008. During 2008, we entered into two additional interest rate swaps, each with a notional amount of $100 million. These swaps are effective from December 1, 2009 through December 1, 2012. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. We are required to pay the counterparties a stream of fixed interest payments at an average rate of 4.84%, and in turn, receive variable interest payments based on 3-month LIBOR (0.36% at October 2, 2009) from the counterparties. The net receipts or payments from the interest rate swap agreements are recorded in other, net. As these interest rate swaps do not meet the requirements of a cash flow hedge, all related gains and losses due to the change in fair value will be recognized in other, net in the Condensed Consolidated Statement of Operations. During the first quarter of 2008, in accordance with ASC Topic 815, we recognized a $25 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. In the second quarter 2008, in accordance with ASC Topic 815, we recognized a $14 million pre-tax gain related to the change in fair value of these interest rate swaps. In the third quarter and first nine months of 2009, we recognized a pre-tax loss of $3 million pre-tax associated with the change in fair value of these interest rate swaps.

In addition to interest rate swap agreements, we also use interest rate cap agreements to manage our floating rate debt. During the third quarter of 2009, we entered into two interest rate cap contracts with a counterparty as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of these contracts, we have effectively hedged $400 million of our variable interest rate debt at a cap rate of 2.75%. The caps will become effective on December 1, 2009 and will mature on December 1, 2012. Accordingly, after December 1, 2009, we will continue to pay interest at a LIBOR-based rate on $400 million of our variable interest rate debt, so long as the short term rate does not exceed 2.75%. If the LIBOR-based rate exceeds the cap rate in any given interest period, we will subsequently receive a payment from the counterparty to ensure we pay no more than 2.75%, net on the related variable interest rate debt. The net payments from the interest rate cap agreements are recorded in other, net. As these interest rate caps do not meet the requirements of a cash flow hedge, all related gains and losses due to the change in fair value will be recognized in other, net in the Condensed Consolidated Statement of Operations. In the third quarter of 2009, in accordance with ASC Topic 815, we recognized a pre-tax loss of less than $1 million associated with the change in fair value of these interest rate caps.

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

Our total stock and equity-based compensation expense is presented below:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Cost of sales	$—	$1	$1	$2
Selling, general and administrative	4	12	24	34
Research and development	—	1	2	3
Reorganization of businesses, contract settlement, and other	—	—	—	17

Total	$4	$14	$27	$56

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

Previously granted stock options and Class B Interests were exchanged for new options with a lower exercise price granted on a one-for-one basis for stock options and on a one-for-one hundred forty four basis for Class B Interests (including the 1.2472% Class B-2008 Series Interest). Stock options to purchase an aggregate of approximately 16 million shares of Holdings I common stock and 67 thousand Class B Interests (including the 1.2472% Class B-2008 Series Interest) were exchanged for new stock options to purchase an aggregate of approximately

38 million shares of Holdings I common stock. Options granted pursuant to the Option Exchange have an exercise price of $1.24 per share. In accordance ASC Topic 718, “Compensation-Stock Compensation,”(“ASC Topic 718”), the increase in the fair value of the Holdings I stock options that occurred in connection with the Option Exchange resulted in a modification charge of approximately $18 million, which will be recognized over the vesting period of the new options (four years), less estimated forfeitures.

Non-qualified Options

In 2006, we adopted a stock-based compensation plan (“2006 Management Incentive Plan”), which authorizes stock-based awards to be granted to management and key employees for up to 31.2 million shares of Holdings I common stock. On February 4, 2009, the 2006 Management Incentive Plan was amended to allow up to approximately 60.5 million shares of Holdings I common stock to be issued under this plan. As of October 2, 2009, approximately 42 million non-qualified stock options (“2006 Options”), with exercise prices ranging from $1.24 to $7.00 per share, have been issued to certain members of management. (These stock options include those issued in connection with the Option Exchange.) The 2006 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to the terms and conditions of certain investor agreements. As of October 2, 2009, we had approximately $60 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2006 Options granted in the periods presented was estimated on the date of grant using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

Three and Nine Months Ended October 2, 2009
Weighted average grant date fair value per share	$0.79
Weighted average assumptions used:
Expected volatility	71.1%
Expected lives (in years)	6.30
Risk free interest rate	2.3%
Expected dividend yield	—%

In accordance with ASC Topic 718, the computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history as a public company and the fact its current equity is not publicly traded. The peer companies operate in the semiconductor industry and are of similar size. When establishing its expected life assumptions, we use the “simplified” method prescribed in ASC Topic 718 for companies that do not have adequate historical data. The risk-free interest rate is measured as the prevailing yield for a US Treasury security with a maturity similar to the expected life assumption.

A summary of changes in the 2006 Options outstanding during the nine months ended October 2, 2009 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	19,195	$6.52	8	$—
Granted (*)	38,936	$1.24
Terminated, canceled or expired (*)	(16,530)	$6.45
Exercised	—

Balance at October 2, 2009	41,601	$1.60	10	$—

*	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Option Exchange, as defined and discussed above.

In March 2007, we adopted the Freescale Semiconductor Holdings 2007 Employee Incentive Plan (“2007 Non-Executive Incentive Plan”), which authorizes the issuance of up to 4.9 million shares of Holdings I common stock in the form of stock-based awards to key employees. As of October 2, 2009, approximately 3.5 million non-qualified stock options (“2007 Options”), with exercise prices ranging from $1.24 to $7.00 per share, have been issued to key employees. (These stock options include those issued in connection with the Option Exchange.) The 2007 Options vest 25% on each of the first, second, third and fourth anniversaries of the date of grant and are subject to certain shareholder agreements. As of October 2, 2009, we had approximately $7 million in unamortized expense, net of expected forfeitures, which is being amortized on a straight-line basis over a period of four years in additional paid-in capital.

The fair value of the 2007 Options granted in the periods presented was estimated on the grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table and were determined based on the process described above:

Three and Nine Months Ended October 2, 2009
Weighted average grant date fair value per share	$0.79
Weighted average assumptions used:
Expected volatility	71.0%
Expected lives (in years)	6.30
Risk free interest rate	2.3%
Expected dividend yield	—%

A summary of changes in the 2007 Options outstanding during the nine months ended October 2, 2009 is presented below:

	Stock Options (in thousands)	Wtd. Avg. exercise price per share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	4,110	$6.96	8	$—
Granted (*)	3,690	$1.24
Terminated, canceled or expired (*)	(4,321)	$6.64
Exercised	—

Balance at October 2, 2009	3,479	$1.29	10	$—

*	The number of options granted and terminated, canceled or expired includes options granted and canceled in connection with the Option Exchange, as defined and discussed above.

Class B Interests

During the first nine months of 2009, 67 thousand Class B Interests, as well as the 1.2472% Class B-2008 Series Interest, were canceled in exchange for new stock options to purchase Holdings I common stock in connection with the Option Exchange. As of October 2, 2009, 130 thousand vested Class B Interests, held by certain former executives of Freescale, remain outstanding.

Restricted and Deferred Stock Units

During the first and second quarters of 2009, we granted performance-based Deferred Stock Units (“DSUs”) to certain executives of Freescale under the 2006 Management Incentive Plan. The number of DSUs that could be earned pursuant to such awards range from none to twice the number of target DSUs established at the grant date based upon the achievement of EBITDA and revenue growth levels measured against a group of peer companies over a three-year period from January 1, 2009. The performance-based DSUs, to the extent earned, vest 100% on the fourth anniversary of the grant date.

A summary of changes in restricted stock units (“RSUs”) and DSUs outstanding during the nine months ended October 2, 2009 is presented below:

RSUs / DSUs (in thousands)
Non-vested RSU / DSU balance at January 1, 2009	5,294
Granted	8,924
Vested	(1,215)
Issuances	(98)
Terminated, canceled or expired	(428)

Non-vested RSU / DSU balance at October 2, 2009	12,477

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

As of October 2, 2009, we had approximately $21 million in unamortized expense related to RSUs and DSUs, net of expected forfeitures, which are being amortized on a straight-line basis over a period of two to four years.

(7) Income Taxes

Income taxes for the interim periods presented herein have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. As of October 2, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%, excluding income tax expense of $13 million recorded for discrete events occurring in the first nine months of 2009. Discrete events occurring in the first half of 2009 primarily reflect income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance was partially offset by the release of income tax reserves related to foreign audit settlements.

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

(8) Commitments and Contingencies

Leases

We own most of our major facilities, but do lease certain office, factory and warehouse space, land, and information technology and other equipment under principally noncancellable operating leases expiring through 2016. Rental expense, net of sublease income, for the nine months ended October 2, 2009 and September 26, 2008 was $25 million and $26 million, respectively. Future minimum lease payments, net of sublease rentals, of such operating leases for the fourth quarter of 2009 and each of the five years subsequent to December 31, 2009 are $16 million, $42 million, $32 million, $25 million, $24 million and $23 million, respectively, and $33 million thereafter. Future sublease income for the fourth quarter of 2009 and each of the four years subsequent to December 31, 2009 is $2 million, $7 million, $4 million, $3 million and $1 million. Currently there is no sublease income scheduled beyond 2013.

As of October 2, 2009, we had $21 million in capital lease obligations. We recorded $12 million and $14 million in capital lease obligations in the nine months ended October 2, 2009 and September 26, 2008, respectively. Future minimum lease payments under capital leases for the fourth quarter of 2009 and each of the four years subsequent to December 31, 2009 are $4 million, $10 million, $5 million, $1 million and $1 million. Currently there are no capital lease payments scheduled beyond 2013.

Other Commitments

We are required to make debt service payments under the terms of our debt agreements. The remaining obligated debt payments for 2009 as of October 2, 2009 are $26 million. Future obligated debt payments are $106 million in 2010, $44 million in 2011, $688 million in 2012, $3,277 million in 2013, $3,046 million in 2014 and $764 million thereafter. These amounts exclude cash interest payments of approximately $148 million in the fourth quarter of 2009, $490 million in 2010, $539 million in 2011, $578 million in 2012, $558 million in 2013, $383 million in 2014 and $155 million thereafter.

Product purchase commitments associated with our strategic manufacturing relationships include take or pay provisions based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly. The commitment under these relationships is $50 million as of October 2, 2009.

We have multi-year commitments under various software, service and supply contracts requiring payments for the fourth quarter of 2009 and each of the five years subsequent to December 31, 2009 of $43 million, $79 million, $49 million, $36 million, $29 million and $13 million, respectively, and $4 million thereafter.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and certain of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. On October 23, 2008, the United States Court of Appeals for the Seventh Circuit heard Motorola’s interlocutory appeal of the District Court’s order certifying the class. On June 17, 2009, the district court granted defendants’ motions for summary judgment on all claims. This ruling rendered moot the interlocutory appeals current before the Seventh Circuit. The plaintiffs appealed the June 17, 2009 ruling of the district court. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

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

Historically, we have not made significant payments for indemnification provisions contained in these agreements. As of October 2, 2009, there was one outstanding contract executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $4 million. As of October 2, 2009, we have accrued $4 million related to known estimated indemnification obligations, and we believe there are no obligations that would result in material payments for any unknown matters.

(9) Reorganization of Businesses, Contract Settlement, and Other

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

Nine Months Ended October 2, 2009

Reorganization of Business Program

During the fourth quarter of 2008, we announced that we intend to renew our focus on key market leadership positions. In connection with this announcement and given general market conditions, we have initiated a series of restructuring actions to streamline our cost structure and re-direct some research and development investments into growth markets (“Reorganization of Business Program”). These actions include the wind-down of our cellular handset business, restructuring our participation in the IBM alliance (a jointly-funded research alliance), discontinuing manufacturing operations at our East Kilbride, Scotland facility and our Sendai, Japan facility, and consolidating logistical and certain administrative operations. We incurred $197 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges and disposition activities in the first nine months of 2009. These actions have reduced and will reduce headcount in our supply chain, research and development, sales, marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to October 2, 2009 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at October 2, 2009
Employee Separation Costs
Supply chain	$70	49	(7)	(69)	$43
Selling, general and administrative	20	22	(1)	(25)	16
Research and development	25	89	(2)	(48)	64

Total	$115	160	(10)	(142)	$123

Related headcount	2,640	2,750	(170)	(3,810)	1,410

Exit and Other Costs	$26	22	1	(28)	$21

In the first nine months of 2009, we recorded charges for severance costs in connection with our decision to exit our manufacturing facility in Sendai, Japan based on progress made towards closure during the second quarter of 2009 and severance costs associated with the wind-down of our cellular handset business. Additional reorganization costs consist primarily of severance costs related to our ongoing Reorganization of Business Program.

We separated approximately 3,810 employees during the first nine months of 2009. The $142 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through the first nine months of 2009. We will make additional payments to these separated employees and the remaining approximately 1,410 employees through the first half of 2011. We also reversed $10 million of severance accruals as a result of 170 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

During the third quarter of 2009, we also recorded charges for exit costs of $23 million related primarily to costs to terminate various operating leases resulting from our Reorganization of Business Program. As of October 2, 2009, $2 million of these exit costs have been paid. During the third quarter of 2008, we recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We paid the remaining $26 million of the related charge for this action during the second quarter of 2009.

Termination Benefits

We recorded $12 million in charges in the first nine months of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

Asset Impairment Charges and Disposition Activities

During the first nine months of 2009, we recorded $19 million of non-cash impairment charges related to certain assets classified as held-for-sale and in connection with our consolidation of leased facilities. During the first nine months of 2009, we also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business, and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

In the first nine months of 2009, we reversed $3 million of severance accruals related to reorganization of business programs initiated in periods preceeding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of the end of the first nine months of 2009, we have $4 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2009.

Nine Months Ended September 26, 2008

Motorola Arrangements and Cellular Strategy

On October 2, 2008, we announced that we intend to renew our focus on key market leadership positions. In support of this targeted approach, we evaluated strategic options for our cellular handset product group. Concurrently, in September 2008, we updated our arrangement with Motorola, our largest cellular product customer. We had previously entered into the Q1 2008 Motorola Agreement whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the term of the arrangement beginning in the first quarter of 2008. In the third quarter of 2008, the Q1 2008 Motorola Agreement was terminated.

In the updated arrangement, Motorola agreed to provide certain consideration in exchange for eliminating its remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). We recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all remaining previously deferred revenue recorded under the Q1 2008 Motorola Agreement. As a result of these updated arrangements, our cellular handset revenues and our total operating earnings have decreased.

This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

Reorganization of Business Programs

In the third quarter of 2008, we recorded $56 million of severance accruals related to our Reorganization of Business Program. In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement and other in the third quarter of 2008 related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance.

In the first nine months of 2008, we also recorded $28 million of severance accruals and other exit costs related to other reorganization of business programs initiated prior to the third quarter of 2008. We also reversed $2 million of severance accruals related to these earlier reorganization of business programs due to a number of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. An additional $7 million of severance accruals were reversed to goodwill due to efficiencies achieved through the execution of a research and design center consolidation program and the redeployment of certain resources.

Executive Leadership Transition

During the first nine months of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

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

Crolles Manufacturing and Research Alliance

During the first nine months of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement and other related to the portion of the grant for assets sold during the first nine months of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended October 2, 2009 and September 26, 2008 should be read in conjunction with our condensed consolidated financial statements and the notes in “Item 8: Financial Statements and Supplementary Data” of our December 31, 2008 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” in Part I, Item 1A of our December 31, 2008 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward looking statements.

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

Our gross margin is significantly influenced by our utilization. Utilization refers only to our wafer fabrication facilities and is based on the capacity of the installed equipment. As utilization rates decrease, there is less operating leverage as fixed manufacturing costs are spread over lower output. We have experienced a significant decline in our utilization rate to 50% in the current quarter, compared to 69% in the prior year quarter. Although significantly below historical levels, utilization has shown consistent improvement since the first quarter of 2009. We anticipate continued pressure on our utilization and gross margin as compared to the prior year due to the current macro-economic environment.

Trends in Our Business. Although we have experienced sequential increases in revenues over the first nine months of 2009, there continues to be pressure on revenues associated with the macroeconomic weakness as compared to historical levels, particularly in the automotive industry. We expect continued uncertainty with respect to the automotive industry as well as with other of our end markets. An example of such uncertainty are unscheduled or temporary increases in demand that may challenge our ability to timely fill customer orders as well as sudden decreases in demand. This uncertainty may continue to affect our revenues and profitability in the fourth quarter of 2009. Given the nature of the global macroeconomic weakness and its effects on our end markets, we are unable to precisely forecast when or if revenues and profitability will return to historical levels.

We have been significantly impacted by the continued weakness in the global automotive market, as light vehicle production by the Big 3 U.S. automakers in the third quarter of 2009 declined approximately 27% versus the prior year quarter. The bankruptcies of both General Motors (“GM”) and Chrysler, and to a lesser extent, Visteon and Lear, has further impacted automotive factory production. Our Microcontroller Solutions and Radio Frequency, Analog and Sensor revenues in the third quarter of 2009 declined by 25%, as compared to the third quarter of 2008. We expect these conditions to persist into future quarters and to adversely affect our revenues and profitability compared to historical levels, but we are not able to precisely forecast the level and duration of such weakened demand. In addition, our cellular handset product group revenues decreased 64% in the first nine months of 2009 versus the first nine months of 2008 following the termination of an arrangement with Motorola, whereby Motorola agreed to provide certain consideration in exchange for our eliminating their remaining minimum purchase commitments.

In light of our renewed focus on key market leadership positions and given general market conditions, beginning in the fourth quarter of 2008 we initiated a series of restructuring actions that we refer to as the “Reorganization of Business Program” in order to streamline our cost structure and re-direct some research and development investments into growth markets. These actions have continued through the current quarter and have reduced headcount in our supply chain, research and development, sales, marketing and general and administrative functions. Furthermore, in the first quarter of 2009 we also implemented certain non-severance austerity measures (executive salary reductions, mandatory time off without pay, savings plan company match elimination in countries where lawfully allowed), from which we have realized benefits during the first nine months of 2009. We expect such benefits to continue through the end of the current year.

In association with the ongoing restructuring actions described above, on April 22, 2009 we announced actions to align our spending with our prior decision to wind-down the cellular handset business. We plan to accomplish the majority of the employment reductions and pay certain severance costs by December 31, 2009. Implementation of this plan and any specific employment actions related to the plan are subject to satisfaction of legal requirements, including prior consultation on the plan with work councils in some of the countries in which we operate.

Total severance and related cash requirements associated with all of the aforementioned restructuring actions total approximately $300 million with corresponding recurring annualized savings of approximately $800 million which are expected to be realized by the first half of 2010. We have paid approximately $190 million of the cash restructuring charges in connection with the actions taken through October 2, 2009, resulting in approximately $650 million in annualized cost savings.

On April 22, 2009, we also announced that we are initiating a plan to exit our 150mm manufacturing capability. We have experienced a migration from 150mm technologies to advanced technologies at our East Kilbride facility and this same trend is also now impacting the technologies and products served by our Sendai, Japan and Toulouse, France 150mm fabs. The long-term trend in declining overall demand for the bulk of the products served by these fabs has resulted in low factory utilization, which has been accelerated by today’s global economic climate. This plan will result in the closure of our Sendai fabrication facility. We have also initiated a formal consultation with employees at our Toulouse fabrication facility. The proposal to close the facility is being evaluated through consultation with our works council in Toulouse. We estimate the costs of the elimination of our 150mm manufacturing capability to be approximately $200 million, including approximately $190 million in cash severance costs and $10 million in cash costs for other exit costs. We anticipate the majority of these costs to be paid during the first half of 2011.

Going forward, our business will be highly dependent on demand for electronic content in automobiles, networking and wireless infrastructure equipment and other electronic devices. In addition, we operate in an industry that is highly cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. For more information on trends and other factors affecting our business, see Part II, “Item 1A: Risk Factors” in this October 2, 2009 Quarterly Report on Form 10-Q. For a description of other risk factors affecting our business and results of operations, refer to our December 31, 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations for the Three Months Ended October 2, 2009 and September 26, 2008

	Three Months Ended (Unaudited)
(dollars in millions)	October 2, 2009	% of Net Sales	September 26, 2008	% of Net Sales
Orders	$970	108.6%	$1,341	95.2%

Net sales	$893	100.0%	$1,409	100.0%
Cost of sales	626	70.1%	821	58.3%

Gross margin	267	29.9%	588	41.7%
Selling, general and administrative	120	13.4%	166	11.8%
Research and development	193	21.6%	293	20.8%
Amortization expense for acquired intangible assets	122	13.7%	272	19.3%
Reorganization of businesses, contract settlement, and other	91	10.2%	(139)	-9.9%
Impairment of goodwill and intangible assets	—	—%	3,368	239.0%
Merger expenses	—	—%	2	0.1%

Operating loss	(259)	-29.0%	(3,374)	-239.4%
Gain on extinguishment of long-term debt, net	4	0.4%	—	—%
Other expense, net	(142)	-15.9%	(173)	-12.3%

Loss before income taxes and minority interest	(397)	-44.5%	(3,547)	-251.7%
Minority interest	—	—%	16	1.1%
Income tax expense (benefit)	11	1.2%	(66)	-4.7%

Net loss	$(408)	-45.7%	$(3,497)	-248.1%

Three Months Ended October 2, 2009 Compared to Three Months Ended September 26, 2008

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

Our net sales and orders of approximately $893 million and $970 million in the third quarter of 2009 decreased 37% and 28%, respectively, compared to the prior year quarter. We experienced lower net sales in almost all product segments as a result of (i) the termination of certain minimum purchase commitments of our cellular products by Motorola, (ii) decreasing production in the global automotive industry along with the impact of the GM and Chrysler bankruptcies and the bankruptcies of certain of our customers, (iii) decreased demand from our distribution supply chain customers for consumer and industrial products, and (iv) lower capital spending in enterprise and wireline infrastructure and a decline in consumer spending affecting digital home and multimedia products which negatively impacts our networking business. Distribution sales approximated 20% of our total net sales and fell by 25% compared to the prior year quarter. Distribution inventory, in dollars, was 10.8 weeks of net sales at October 2, 2009, compared to 14.0 weeks of net sales at December 31, 2008 and 12.4 weeks of net sales as of September 26, 2008. Net sales by product design group for the three months ended October 2, 2009 and September 26, 2008 were as follows:

	Three Months Ended
(in millions)	October 2, 2009	September 26, 2008
Microcontroller Solutions	$291	$408
Cellular Products	122	344
Networking and Multimedia	234	307
RF, Analog and Sensors	208	261
Other	38	89

Total net sales	$893	$1,409

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 33% and 29% of our total net sales in the third quarter of 2009 and 2008, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. In the third quarter of 2009, Microcontroller Solutions net sales declined by $117 million, or 29%, compared to the prior year quarter, primarily as a result of decreased global automotive demand and production cuts in the U.S. automotive market. The number of units produced by the Big 3 automakers in the U.S. was down approximately 27% compared to the third quarter of 2008, reflecting a decline in demand. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel. We noted improving volumes of our Microcontroller Solutions’ products in the third quarter of 2009. Our Microcontroller Solutions’ net sales increased by 22% in total and by 26% in the automotive marketplace, as compared to the second quarter of 2009. This related primarily to a 35% increase in units produced by the Big 3 in the third quarter of 2009 and corresponding increases in our foreign markets, as compared to the second quarter of 2009, resulting from government incentive programs and the replenishment of inventories.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 26% and 22% of our total net sales in the third quarter of 2009 and 2008, respectively. Our primary end markets for our networking and multimedia products are the wireless and wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets.

Networking and Multimedia net sales decreased by $73 million, or 24%, in the third quarter of 2009 compared to the prior year quarter, as a result of lower capital spending in communications infrastructure, combined with a decline in consumer spending affecting digital home and multimedia products.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 23% and 19% of our total net sales in the third quarter of 2009 and 2008, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets. Radio Frequency, Analog and Sensors net sales in the third quarter of 2009 decreased by $53 million, or 20%, compared to the prior year quarter, as a result of lower demand for both analog and sensor products from weaker automotive vehicle production. In addition, we have also experienced a decline in radio frequency product demand due to the end of the current phase of China’s investment in that country’s 3G wireless infrastructure. Sequentially, Radio Frequency, Analog and Sensors’ net sales increased by 3% in total, and by 35% in the automotive marketplace, as compared to the second quarter of 2009. This related primarily to a 35% increase in units produced by the Big 3 in the third quarter of 2009 and corresponding increases in our foreign markets, as compared to the second quarter of 2009, resulting from government incentive programs and the replenishment of inventories.

Cellular Products

As discussed above in “Trends in Our Business,” we have announced the wind-down of our cellular handset business. Cellular Products, which includes baseband processors and power management integrated circuits, represented 14% and 24% of our total net sales in the third quarter of 2009 and 2008, respectively.

In January 2008, we entered into an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations (“Q1 2008 Motorola Agreement”). We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). As a result of the Q3 2008 Motorola Settlement Agreement and our current sales being only for legacy products, our cellular handset revenues for the third quarter of 2009 decreased by $222 million, or 65%, versus the prior year quarter.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 4% and 6% of our total net sales in the third quarter of 2009 and 2008, respectively. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales decreased by $51 million, or 57%, in the third quarter of 2009 compared to the prior year quarter, primarily as a result of a $46 million, or 84%, decrease in foundry sales. As a percentage of net sales, intellectual property revenue was 2% and 1% for the third quarter of 2009 and 2008, respectively.

Gross Margin

In the third quarter of 2009, our gross margin decreased $321 million compared to the prior year quarter. As a percentage of net sales, gross margin was 29.9%, reflecting a decline of 11.8 percentage points. This decrease was attributable to substantially reduced revenues which resulted in a significant decline in factory utilization. This negatively impacted gross margin, as we are experiencing less operating leverage of fixed manufacturing costs. In response to these circumstances, we have executed several cost savings initiatives, including reducing our cost of procured materials and services and executing a workforce reduction across our manufacturing organization. We have also discontinued our manufacturing operations in our East Kilbride, Scotland site and reduced our supply chain and manufacturing operations headcount by approximately 22% since September 26, 2008.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $46 million, or 28%, in the third quarter of 2009 compared to the prior year quarter. This decrease was the result of a concerted company-wide drive and execution of a strategy to reduce costs across all selling, general and administration departmental functions and categories of expenses. We have executed workforce reductions and focused cost restructuring in the information technology, sales and marketing, and other administrative functions. These savings were partially offset by costs resulting from the execution of a settlement agreement with one of our customers over a third-party patent infringement claim. We have reduced our headcount in the selling, general and administrative areas by approximately 25% since September 26, 2008.

Research and Development

Our research and development expense decreased $100 million, or 34%, in the third quarter of 2009 compared to the prior year quarter. This decrease was the result of savings from an identified transformation plan including the restructuring of our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies. We experienced savings from the strategic realignment of our cellular handset business, which we are executing over the course of 2009. We have reduced our research and development headcount by approximately 24% since September 26, 2008. These savings were partially offset by external acquisitions and internal investments in our remaining core businesses.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $150 million in the third quarter of 2009 compared to prior year quarter. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of Businesses, Contract Settlement, and Other

In light of our renewed focus on key market leadership positions and given general market conditions, beginning in the fourth quarter of 2008 we initiated the Reorganization of Business Program which has continued through the current quarter and has reduced headcount in our supply chain, research and development, sales, marketing and general and administrative functions. In the third quarter of 2009, we recorded $57 million in employee severance and $12 million of non-cash asset impairment charges related to these actions. We also recorded exits costs of $23 million related primarily to costs to terminate various operating leases resulting from our Reorganization of Business Program.

During the third quarter of 2008, we recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all previously deferred revenue recorded under the Q1 2008 Motorola Agreement. This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

During the third quarter of 2008, we accrued $56 million in employee severance costs in connection with our Reorganization of Business Program. We also recorded exit costs of $43 million related to a strategic decision to restructure our participation in a jointly-funded research alliance created to develop 300-millimeter technologies. In addition to these Reorganization of Business Program charges, we recorded $19 million of non-cash impairment charges in the third quarter of 2008 related to certain research and development assets.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group, our intent to pursue strategic alternatives for our cellular handset product group and the potential impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. These goodwill and intangible assets were established in purchase accounting at the completion of the Merger in December 2006. We recorded impairment charges of $2,627 million and $741 million associated with goodwill and intangible assets, respectively. The goodwill impairment charge was preliminary and represented our best estimate as of the end of the third quarter of 2008. We finalized and recorded associated adjustments to the goodwill impairment charge during the fourth quarter of 2008.

Gain on Extinguishment of Long-Term Debt, Net

During the third quarter of 2009, we recorded a $4 million pre-tax gain, net in the Condensed Consolidated Statement of Operations in connection with the repurchase of $10 million of our Toggle Notes.

Other Expense, Net

Other expense, net decreased $31 million in the third quarter of 2009 compared to the prior year quarter. Net interest expense in the third quarter of 2009 included interest expense of $133 million partially offset by interest income of $3 million. Net interest expense in the third quarter of 2008 included interest expense of $177 million partially offset by interest income of $8 million. The $44 million decrease in interest expense over the prior year period was due to (i) savings related to the Debt Exchange (as defined and discussed in Note 4 to the accompanying condensed consolidated financial statements) and the retirement of outstanding debt during 2009, and (ii) lower interest rates on our outstanding floating rate debt. This was partially offset by an increase in our revolving credit facility in the fourth quarter of 2008 and the first quarter of 2009. During the third quarter of 2009, we also recorded a $9 million loss in other, net related to certain of our investments accounted for under the cost method.

Minority Interest

Minority interest was $16 million in the third quarter of 2008 and represents Freescale Hungary’s proportionate share of the SBE’s earnings for the period.

Income Tax Expense

As of October 2, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%. Our annual effective tax rate is less than the statutory 35% percent due to (i) minimal domestic tax expense in our domestic earnings due to the utilization of deferred tax assets, which were subject to a valuation allowance and (ii) the mix of earnings and losses by taxing jurisdictions and foreign tax rate differentials.

Results of Operations for the Nine Months Ended October 2, 2009 and September 26, 2008

	Nine Months Ended (Unaudited)
(dollars in millions)	October 2, 2009	% of Net Sales	September 26, 2008	% of Net Sales
Orders	$2,714	106.1%	$4,175	97.4%

Net sales	$2,557	100.0%	$4,286	100.0%
Cost of sales	1,921	75.1%	2,474	57.7%

Gross margin	636	24.9%	1,812	42.3%
Selling, general and administrative	377	14.8%	507	11.8%
Research and development	648	25.3%	864	20.1%
Amortization expense for acquired intangible assets	366	14.3%	817	19.1%
Reorganization of businesses, contract settlement, and other	197	7.7%	(88)	-2.1%
Impairment of goodwill and intangible assets	—	—%	3,368	78.6%
Merger expenses	—	—%	7	0.2%

Operating loss	(952)	-37.2%	(3,663)	-85.4%
Gain on extinguishment of long-term debt, net	2,289	89.5%	16	0.4%
Other expense, net	(445)	-17.4%	(525)	-12.2%

Income (loss) before income taxes and minority interest	892	34.9%	(4,172)	-97.3%
Minority interest	—	—%	16	0.4%
Income tax expense (benefit)	25	1.0%	(262)	-6.1%

Net income (loss)	$867	33.9%	$(3,926)	-91.6%

Nine Months Ended October 2, 2009 Compared to Nine Months Ended September 26, 2008

Net Sales

Our net sales and orders of approximately $2,557 million and $2,714 million in the first nine months of 2009 decreased 40% and 35%, respectively, compared to the prior year period. We experienced lower net sales in almost all product segments as a result of (i) the termination of certain minimum purchase commitments of our cellular products by Motorola, (ii) decreasing production in the global automotive industry along with the impact of the GM and Chrysler bankruptcies and the bankruptcies of certain of our customers, (iii) decreased demand from our distribution supply chain customers for consumer and industrial, and (iv) lower capital spending in enterprise and wireline infrastructure and a decline in consumer spending affecting digital home and multimedia products, which negatively impacts our networking business. These decreases were partially offset by increased non product revenue from intellectual property sales. Intellectual property revenue increased to 3% as a percentage of net sales. Distribution sales approximated 20% of our total net sales and fell by 29% compared to the prior year period. Distribution inventory, in dollars, was 10.8 weeks of net sales at October 2, 2009, compared to 14.0 weeks of net sales at December 31, 2008 and 12.4 weeks of net sales at September 26, 2008. Net sales by product design group for the nine months ended October 2, 2009 and September 26, 2008 were as follows:

	Nine Months Ended
(in millions)	October 2, 2009	September 26, 2008
Microcontroller Solutions	$775	$1,326
Cellular Products	355	999
Networking and Multimedia	678	888
RF, Analog and Sensors	593	800
Other	156	273

Total net sales	$2,557	$4,286

Microcontroller Solutions

Our Microcontroller Solutions product line represents the largest component of our total net sales. Microcontrollers and associated application development systems represented approximately 30% and 31% of our total net sales in the first nine months of 2009 and 2008, respectively. Demand for our microcontroller products is driven by the automotive, consumer, industrial and computer peripherals markets. In the first nine months of 2009, Microcontroller Solutions net sales declined by $551 million, or 42%, compared to the prior year period, primarily as a result of decreased global automotive demand and production cuts in the U.S. automotive market. The Big 3 U.S. automakers produced 48% fewer vehicles during the first nine months of 2009 as compared to the first nine months of 2008. We were also affected by reduced demand in the consumer and industrial markets purchased through our distribution channel.

Networking and Multimedia

Our networking and multimedia product line, which includes communications and digital signal processors, networked multimedia devices and application processors, represented 27% and 21% of our total net sales in the first nine months of 2009 and 2008, respectively. Our primary end markets for our networking and multimedia products are the wireless and wireline infrastructure, enterprise, SOHO and home networking, and mobile consumer markets. Networking and Multimedia net sales decreased by $210 million, or 24%, in the first nine months of 2009 compared to the prior year period as a result of lower capital spending in communications infrastructure, combined with a decline in consumer spending affecting digital home and multimedia products.

Radio Frequency, Analog and Sensors

Our Radio Frequency, Analog and Sensors product line, which includes radio frequency devices, analog devices and sensors, represented 23% and 19% of our total net sales in the first nine months of 2009 and 2008, respectively. Demand for our Radio Frequency, Analog and Sensors products is driven by the automotive, consumer, industrial, wireless infrastructure and computer peripherals markets. Radio Frequency, Analog and Sensors net sales in the first nine months of 2009 decreased by $207 million, or 26%, compared to the prior year period as a result of lower demand for both analog and sensor product from weaker automotive vehicle production.

Cellular Products

As discussed above in “Trends in Our Business,” we have announced the wind-down of our cellular handset business. Cellular Products, which includes baseband processors and power management integrated circuits, represented 14% and 23% of our total net sales in the first nine months of 2009 and 2008, respectively.

In January 2008, we entered into the Q1 2008 Motorola Agreement, an amended and extended arrangement with Motorola whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the updated term of the arrangement beginning in the first quarter of 2008. During the third quarter of 2008, in the Q3 2008 Motorola Settlement Agreement, we updated our agreement with Motorola whereby Motorola agreed to provide certain consideration in exchange for eliminating their remaining minimum purchase commitments. As a result of these events, our cellular handset revenues for the first nine months of 2009 decreased 64% versus the prior year period.

Other

We consider the following to be classified as other sales (“Other”): sales to other semiconductor companies, intellectual property revenues, product revenues associated with end markets outside of our product design group target markets, and revenues from sources other than semiconductors. Other represented 6% of our total net sales in the first nine months of 2009 and 2008. Demand for our Other products is driven primarily by capacity requirements of other semiconductor companies and the ability to license our intellectual property; both of these revenue streams are susceptible to timing and volume fluctuations. Other net sales decreased by $117 million, 43%, in the first nine months of 2009 compared to the prior year period, primarily as a result of a $137 million, or 75%, decrease in foundry sales, partially offset by an increase in intellectual property revenue to 3% of our total net sales from less than 1% in the prior year period.

Gross Margin

In the first nine months of 2009, our gross margin decreased $1,176 million compared to the prior year period. As a percentage of net sales, gross margin was 24.9%, reflecting a decline of 17.4 percentage points. This decrease was attributable to substantially reduced revenues which resulted in a significant decline in average year-to-date factory utilization of approximately 29%, as compared to the prior year period. This negatively impacted gross margin, as we are experiencing less operating leverage of fixed manufacturing costs. In response to these circumstances, we have executed several cost savings initiatives, including reducing our cost of procured materials and services, and executing a workforce reduction across our manufacturing organization. On average, we had 22% fewer manufacturing and supply chain operations headcount during the first nine months of 2009 versus 2008.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $130 million, or 26%, in the first nine months of 2009 compared to the prior year period. This decrease was the result of a coordinated effort to reduce costs across all selling, general and administration departmental functions and categories of expenses. We executed workforce reductions and focused cost restructuring in the information technology, legal, sales and marketing functions. On average, we had 21% fewer selling, general and administrative headcount during the first nine months of 2009 versus 2008. As a percent of our net sales, our selling, general and administrative expenses increased 3 percentage points primarily due to lower net sales.

Research and Development

Our research and development expense for the first nine months of 2009 decreased $216 million, or 25%, compared to the prior year period. This decrease was the result of savings from an identified transformation plan including the restructuring of our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies, the exit of our MRAM business and some initial savings from the strategic realignment of our cellular handset business. On average, we had 16% fewer research and development headcount during the first nine months of 2009 versus 2008. These savings were partially offset by external acquisitions and internal organic investments in our remaining core businesses. As a percent of our net sales, our research and development expenses increased 5 percentage points due to lower net sales.

Amortization Expense for Acquired Intangible Assets

Amortization expense for acquired intangible assets related to developed technology, tradenames, trademarks and customer relationships decreased by $451 million in the first nine months of 2009 compared to prior year period. The decrease was the result of a lower asset base following non-cash impairment charges recorded against these assets in the second half of 2008.

Reorganization of Businesses, Contract Settlement, and Other

In light of our renewed focus on key market leadership positions and given general market conditions, beginning in the fourth quarter of 2008 we initiated the Reorganization of Business Program which has continued through the current quarter and has reduced headcount in our supply chain, research and development, sales, marketing and general and administrative functions. In the first nine months of 2009, we recorded $150 million in employee severance, $23 million in exit costs, $19 million of non-cash asset impairment charges and $4 million of gains related to the sale and disposition of certain capital assets. We also recorded $12 million in charges in the first nine months of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

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

During the first nine months of 2008, we accrued $56 million in employee severance costs in connection with our Reorganization of Business Program. We also recorded exit costs of $43 million related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance created to develop 300-millimeter technologies. In addition to these Reorganization of Business Program charges, we recorded $27 million of non-cash impairment charges in the first nine months of 2008 related to certain research and development assets and our manufacturing facility located in Tempe, Arizona, which was classified as held-for-sale as of September 26, 2008, and $28 million of severance accruals and other exit costs related to other reorganization of business programs initiated prior to the third quarter of 2008.

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

Impairment of Goodwill and Intangible Assets

During the third quarter of 2008, in connection with the termination of the Q1 2008 Motorola Agreement, the significant decline in the market capitalization of the public companies in our peer group, our intent to pursue strategic alternatives for our cellular handset product group and the potential impact from weakening market conditions in our remaining businesses, we concluded that indicators of impairment existed related to our goodwill and intangible assets. These goodwill and intangible assets were established in purchase accounting at the completion of the Merger in December 2006. We recorded impairment charges of $2,627 million and $741 million associated with goodwill and intangible assets, respectively. The goodwill impairment charge was preliminary and represented our best estimate as of the end of the third quarter of 2008. We finalized and recorded associated adjustments to the goodwill impairment charge during the fourth quarter of 2008.

Merger Expenses

Merger expenses were $7 million in the first nine months of 2008 and consist primarily of retention costs associated with the SigmaTel, Inc. acquisition in the second quarter of 2008, as well as accounting, legal and other professional fees.

Gain on Extinguishment of Long-Term Debt

In the first nine months of 2009, a $2,264 million gain on the Debt Exchange was recorded in other, net. Upon completion of the Debt Exchange, the carrying value of our outstanding long-term debt obligations on the Existing Notes declined by $2,853 million, including $24 million of accrued PIK Interest. This decline was partially offset by the issuance of Incremental Term Loans with a carrying value of $540 million. We recorded $17 million of debt issuance costs in connection with the Incremental Term Loans. We also recorded a $25 million pre-tax gain, net in the accompanying Condensed Consolidated Statement of Operations in connection with the repurchase of $29 million of our Fixed Rate Notes and $27 million of our Toggle Notes.

During the first nine months of 2008, we recorded a $16 million pre-tax gain, net in connection with the repurchase of $67 million of our Senior Subordinated Notes, $10 million of our Fixed Rate Notes and $8 million of our Floating Rate Notes. (Terms defined and discussed in Note 4 to the accompanying condensed consolidated financial statements.)

Other Expense, Net

Other expense, net decreased $80 million in the first nine months of 2009 compared to the prior year period. Net interest expense in the first nine months of 2009 included interest expense of $441 million partially offset by interest income of $13 million. Net interest expense in the first nine months of 2008 included interest expense of $546 million partially offset by interest income of $27 million. The $105 million decrease in interest expense over the prior year period was due to (i) savings related to the Debt Exchange and the retirement of outstanding debt during 2009, and (ii) lower interest rates on our outstanding floating rate debt. This was partially offset by an increase in our revolving credit facility in the fourth quarter of 2008 and the first quarter of 2009. During the first nine months of 2009, we recorded a $9 million pre-tax loss in other, net related to certain of our investments accounted for under the cost method, as well as a $3 million pre-tax loss on one of our investments accounted for under the equity method.

During the second quarter of 2008, in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), we recognized a $14 million pre-tax gain in other, net related to the change in fair value of our interest rate swaps. During the first quarter of 2008, in accordance with ASC Topic 815, we recognized a $25 million pre-tax loss in other, net related to the cumulative ineffective portion and subsequent change in fair value of our interest rate swaps that are no longer classified as a cash flow hedge. During the first half of 2008, we also recorded a $12 million pre-tax gain in other, net as a result of the sale of all of the shares in one of our investments accounted for under the cost method.

Minority Interest

Minority interest was $16 million in the first nine months of 2008 and represents Freescale Hungary’s proportionate share of the SBE’s earnings for the period.

Income Tax Expense

As of October 2, 2009, the estimated annual effective tax rate for 2009 is an income tax expense of less than 1%, excluding income tax expense of $13 million recorded for discrete events occurring in first nine months of 2009. These discrete events primarily reflect income tax expense related to a valuation allowance associated with the deferred tax assets of one of our foreign subsidiaries. The impact of the valuation allowance is partially offset by the release of income tax reserves related to foreign audit settlements.

During the first nine months of 2009, we recorded a $2,264 million net gain as a result of the reduction in our outstanding long-term debt in connection with the Debt Exchange. We continue to be in an overall three year domestic cumulative loss position, inclusive of the cancellation of debt gain. A valuation allowance of $560 million was recorded on our domestic deferred tax assets as of December 31, 2008, so substantially all of the domestic tax expense related to the cancellation of debt income was offset by a beneficial release of the valuation allowance on our domestic deferred tax assets. We anticipate paying some state income taxes in the U.S. resulting from the net debt extinguishment, although the amounts of the obligations are not expected to be material.

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

Nine Months Ended October 2, 2009

Reorganization of Business Program

During the fourth quarter of 2008, we initiated a series of restructuring actions under the Reorganization of Business Program. These actions include the wind-down of our cellular handset business, restructuring our participation in the IBM alliance (a jointly-funded research alliance), discontinuing manufacturing operations at our East Kilbride, Scotland facility and our Sendai, Japan facility, and consolidating logistical and certain administrative operations. We incurred $197 million in severance and exit costs associated with the Reorganization of Business Program, pension termination benefits, asset impairment charges and disposition activities in the first nine months of 2009. These actions have reduced and will reduce headcount in our supply chain, research and development, sales, marketing and general and administrative functions.

The following table displays a roll-forward from January 1, 2009 to October 2, 2009 of the employee separation and exit cost accruals established related to the Reorganization of Business Program:

(in millions, except headcount)	Accruals at January 1, 2009	Charges	Adjustments	2009 Amounts Used	Accruals at October 2, 2009
Employee Separation Costs
Supply chain	$70	49	(7)	(69)	$43
Selling, general and administrative	20	22	(1)	(25)	16
Research and development	25	89	(2)	(48)	64

Total	$115	160	(10)	(142)	$123

Related headcount	2,640	2,750	(170)	(3,810)	1,410

Exit and Other Costs	$26	22	1	(28)	$21

In the first nine months of 2009, we recorded charges for severance costs in connection with our decision to exit our manufacturing facility in Sendai, Japan based on progress made towards closure during the second quarter of 2009 and severance costs associated with the wind-down of our cellular handset business. Additional reorganization costs consist primarily of severance costs related to our ongoing Reorganization of Business Program.

We separated approximately 3,810 employees during the first nine months of 2009. The $142 million used reflects cash payments made to employees separated as part of the Reorganization of Business Program through the first nine months of 2009. We will make additional payments to these separated employees and the remaining approximately 1,410 employees through the first half of 2011. We also reversed $10 million of severance accruals as a result of 170 employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved.

During the third quarter of 2009, we also recorded charges for exit costs of $23 million related primarily to costs to terminate various operating leases resulting from our Reorganization of Business Program. As of October 2, 2009, $2 million of these exit costs have been paid. During the third quarter of 2008, we recorded exit and other costs related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. We paid the remaining $26 million of the related charge for this action during the second quarter of 2009.

Termination Benefits

We recorded $12 million in charges in the first nine months of 2009 related to our Japanese subsidiary’s pension plan. These charges are related to certain termination benefits and settlement costs in connection with our plan to discontinue our manufacturing operations in Sendai, Japan in 2011 and other previously executed severance actions in Japan.

Asset Impairment Charges and Disposition Activities

During the first nine months of 2009, we recorded $19 million of non-cash impairment charges related primarily to certain other assets classified as held-for-sale and in connection with our consolidation of leased facilities. During the first nine months of 2009, we also recorded gains of (i) $2 million associated with the disposition of certain equipment formerly used in our cellular handset business, and (ii) $2 million in connection with the sale of a parcel of land at our Toulouse, France manufacturing facility.

Other Reorganization of Business Programs

In the first nine months of 2009, we reversed $3 million of severance accruals related to reorganization of business programs initiated in periods preceeding the third quarter of 2008. These reversals were due to a number of employees previously identified for separation who resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. As of the end of the first nine months of 2009, we have $4 million of remaining severance, relocation and exit cost accruals associated with these programs. We expect to make the final payments related to these programs by the end of 2009.

Nine Months Ended September 26, 2008

Motorola Arrangements and Cellular Strategy

On October 2, 2008, we announced that we intend to renew our focus on key market leadership positions. In support of this targeted approach, we evaluated strategic options for our cellular handset product group. Concurrently, in September 2008, we updated our arrangement with Motorola, our largest cellular product customer. We had previously entered into the Q1 2008 Motorola Agreement whereby we received cash proceeds, provided certain pricing modifications and relieved Motorola of certain obligations. We deferred revenue related to the cash proceeds received, which was being recognized over the term of the arrangement beginning in the first quarter of 2008. In the third quarter of 2008, the Q1 2008 Motorola Agreement was terminated.

In the updated arrangement, Motorola agreed to provide certain consideration in exchange for eliminating its remaining minimum purchase commitments (“Q3 2008 Motorola Settlement Agreement”). We recorded a benefit of $296 million in reorganization of businesses, contract settlement, and other in connection with the Q3 2008 Motorola Settlement Agreement, which included the recognition of all remaining previously deferred revenue recorded under the Q1 2008 Motorola Agreement. As a result of these updated arrangements, our cellular handset revenues and our total operating earnings have decreased.

This benefit was partially offset by a $38 million charge for future foundry deliveries and contract termination fees associated with the cancellation of certain third-party manufacturing agreements. This charge resulted from the execution of the Q3 2008 Motorola Settlement Agreement.

Reorganization of Business Programs

In the third quarter of 2008, we recorded $56 million of severance accruals related to our Reorganization of Business Program. In addition to these severance costs, we recorded exit and other costs of $43 million in reorganization of businesses, contract settlement and other in the third quarter of 2008 related to a strategic decision to restructure our participation in the IBM alliance, a jointly-funded research alliance among several semiconductor manufacturers which was formed to develop 300-millimeter technologies. This cash charge represents a one-time fee to terminate future rights and obligations under the jointly-funded research alliance.

In the first nine months of 2008, we also recorded $28 million of severance accruals and other exit costs related to other reorganization of business programs initiated prior to the third quarter of 2008. We also reversed $2 million of severance accruals related to these earlier reorganization of business programs due to a number of employees previously identified for separation who either resigned and did not receive severance or were redeployed due to circumstances not foreseen when original plans were approved. An additional $7 million of severance accruals were reversed to goodwill due to efficiencies achieved through the execution of a research and design center consolidation program and the redeployment of certain resources.

Executive Leadership Transition

During the first nine months of 2008, $26 million was recorded in reorganization of businesses and other related to the change in executive leadership. Of this amount, $17 million was a non-cash charge for equity compensation expense as a result of the accelerated vesting of certain Class B Interests in connection with the execution of a separation agreement with Michel Mayer, our former Chairman of the Board and Chief Executive Officer. We also recognized $8 million in severance costs related to Mr. Mayer’s separation and $1 million in compensation related to the sign-on bonus for Richard Beyer, our current Chairman of the Board and Chief Executive Officer.

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

Crolles Manufacturing and Research Alliance

During the first nine months of 2008, we finalized a grant related to our former research and manufacturing alliance in Crolles, France. We recognized a benefit of $9 million for the grant in reorganization of businesses, contract settlement and other related to the portion of the grant for assets sold during the first nine months of 2008. We also recorded a benefit of $5 million to research and development expense in connection with the receipt of this grant.

Liquidity and Capital Resources

Cash and Cash Equivalents

Of the $1,334 million of cash and cash equivalents at October 2, 2009, $410 million was held by our U.S. subsidiaries and $924 million was held by our foreign subsidiaries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.

Operating Activities

We utilized $71 million of cash flow for operations in the first nine months of 2009 and generated $709 million of cash flow from operations in the first nine months of 2008. The decrease in cash flow provided by operations from the prior year period is primarily attributable to our significant decline in revenues during 2009 and the first nine months of 2008 benefitting from the receipt of funds in connection with an updated arrangement with Motorola. Our days sales outstanding increased to 39 days at October 2, 2009 from 38 days at December 31, 2008, primarily as a result of an increase in sales during the last two weeks of September 2009 versus the last two weeks of December 2008. Our days of inventory on hand (excluding the impact of purchase accounting on inventory and cost of sales) increased to 99 days at October 2, 2009 from 93 days at December 31, 2008 as a result of a continued decrease in revenues. Days purchases outstanding increased to 42 days at October 2, 2009 from 36 days at December 31, 2008 primarily due to fluctuations in the timing of payments.

Investing Activities

Our net cash provided by (used for) investing activities was $425 million and $(114) million for the first nine months of 2009 and 2008, respectively. Our investing activities are driven by investment of our excess cash, capital expenditures, strategic acquisitions and investments in other companies and sales of investments and businesses. Our capital expenditures were $46 million and $212 million for the first nine months of 2009 and 2008, respectively, and represented 2% and 5% of net sales, respectively.

The increase in the cash provided by investing activities in the first nine months of 2009 versus the prior year period was primarily the result of the generation of $488 million from the sale of our short-term investments in connection with our re-directing investments in a wholly-owned money market fund to cash equivalent money market accounts. The factors impacting our investing cash flows during the first nine months of 2008 were the proceeds from the sale of our property, plant and equipment located at the 300-millimeter wafer fabrication facility located in Crolles, France, where we ended a strategic development and manufacturing relationship with two other semiconductor manufacturers in the fourth quarter of 2007, partially offset by the utilization of $94 million of cash during the first nine months of 2008 in connection with the acquisition of SigmaTel, Inc.

Financing Activities

Our net cash provided by (used for) financing activities was $68 million and $(107) million for the first nine months of 2009 and 2008, respectively. The increase in cash provided by financing activities is attributable primarily to a $184 million draw down on the Revolver (as described below), partially offset by (i) the utilization of $30 million of cash to repurchase a portion of our Fixed Rate Notes and our Toggle Notes (both as defined in Note 4 to the accompanying condensed consolidated financial statements) and (ii) $80 million of long-term debt and capital lease payments, including the $24 million excess cash flow payment described later in this section.

During the first nine months of 2008, we utilized $67 million to repurchase a portion of our outstanding Senior Subordinated Notes, Fixed Rate Notes and Floating Rate Notes (all as defined in Note 4 to the accompanying condensed consolidated financial statements) and $40 million to make additional long-term debt and capital lease payments.

Debt Exchange

On February 10, 2009, Freescale invited eligible holders of each of its (i) Senior Floating Rate Notes due 2014 (“Floating Rate Notes”), (ii) 9.125%/9.875% Senior PIK-Election Notes due 2014 (“Toggle Notes”), (iii) 8.875% Senior Fixed Rate Notes due 2014 (“Fixed Rate Notes”) and (iv) 10.125% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) to participate as a lender in the issuance of new senior secured incremental term loans under the existing Credit Facility (the “Incremental Term Loans”) in the Debt Exchange. The aggregate principal amount of Incremental Term Loans available to eligible holders in the invitations was $1 billion, including the incremental term loans payable as compensation to certain of Freescale’s advisors. (The Floating Rate Notes, the Toggle Notes, the Fixed Rate Notes and the Senior Subordinated Notes are collectively referred to as the “Existing Notes” and are discussed further in this Note.)

On March 10, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes. On March 24, 2009, Freescale’s invitation to participate in the Debt Exchange expired for all Toggle Notes. Through the Debt Exchange, $2,829 million aggregate principal amounts of Existing Notes were retired, including $281 million of Floating Rate Notes, $957 million of Toggle Notes, $845 million of Fixed Rate Notes and $746 million of Senior Subordinated Notes. Based on the principal amount of Floating Rate Notes, Fixed Rate Notes and Senior Subordinated Notes delivered and accepted, Freescale issued approximately $665 million principal amount of Incremental Term Loans under the Incremental Amendment dated March 17, 2009. On March 26, 2009, based on the principal amount of Toggle Notes validly delivered and accepted, Freescale issued an additional $237 million principal amount of Incremental Term Loans. Furthermore, as compensation for the arranger services, additional Incremental Term Loans with a principal of $22 million were issued, for a total of approximately $924 million aggregate principal amount of Incremental Term Loans. At October 2, 2009, the Incremental Term Loans are recorded on the Condensed Consolidated Balance Sheet at a $367 million discount, which is subject to accretion to par value over the term of the restructured debt using the effective interest method. The Incremental Term Loans were valued based upon the public trading prices of the Existing Notes exchanged immediately prior to the launch of the Debt Exchange.

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

Credit Facility

At October 2, 2009, Freescale, Holdings III, IV and V had a senior secured credit facility (“Credit Facility”) that included (i) a $3.5 billion term loan (“Term Loan”), (ii) the aforementioned Incremental Term Loans and (iii) a revolving credit facility, including letters of credit and swing line loan sub-facilities, with a committed capacity of $690 million (“Revolver”), excluding a non-funding commitment attributable to Lehman Commercial Paper, Inc. (“LCPI”), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on October 5, 2008. LCPI has a commitment in the amount of $60 million of the Revolver; but, we do not expect that borrowing requests will be honored by LCPI.

In January 2009, Freescale drew down $184 million, net of LCPI non-funding, from the Revolver. Freescale made this financial decision to further enhance its liquidity and net cash position.

Freescale’s debt agreements require additional payments from proceeds received upon certain asset dispositions, excess cash flows and the incurrence or issuance of certain debt, as defined in the debt agreements. Based on our operating results for the year ended December 31, 2008, we made a mandatory prepayment in the first nine months of 2009 based on excess cash flows of approximately $24 million.

The Term Loan will mature on December 1, 2013. The Revolver will be available through December 1, 2012, at which time all outstanding principal amounts under the Revolver will be due and payable. Borrowings under the Credit Facility may be used for working capital purposes, capital expenditures, investments, share repurchases, acquisitions and other general corporate purposes. At October 2, 2009, $3,380 million and $644 million were outstanding under the Term Loan and Revolver, respectively, and the Revolver had a remaining capacity of $17 million, excluding the LCPI commitment and $29 million in outstanding letters of credit.

The Term Loan and Revolver bear interest, at Freescale’s option, at a rate equal to a margin over either (i) a base rate equal to the higher of either (a) the prime rate of Citibank, N.A. or (b) the federal funds rate, plus one-half of 1%; or, (ii) a LIBOR rate based on the cost of funds for deposit in the currency of borrowing for the relevant interest period, adjusted for certain additional costs. The interest rate on the Term Loan and the Revolver at October 2, 2009 was 2.00% and 2.25%, respectively. The applicable margin for borrowings under the Revolver may be reduced subject to the attainment of certain leverage ratios. Freescale is also required to repay a portion of the outstanding Term Loan balance in quarterly installments in aggregate annual amounts equal to 1% of the initial outstanding balance for the first six years and nine months after the Term Loan closing date, with the remaining balance due upon maturity. Freescale is also required to pay quarterly facility commitment fees on the unutilized capacity of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. Freescale is also required to pay customary letter of credit fees.

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

Existing Notes

Freescale had an aggregate principal amount of $2,931 million in senior notes outstanding at October 2, 2009, consisting of (i) $194 million Floating Rate Notes bearing interest at a rate, reset quarterly, equal to 3-month LIBOR (which was 0.30% on October 2, 2009) plus 3.875% per annum, (ii) $559 million of Toggle Notes, (iii) $1,414 million of Fixed Rate Notes, and (iv) $764 million of Senior Subordinated Notes. Relative to our overall indebtedness, the Existing Notes (other than the Senior Subordinated Notes), rank in right of payment (i) equal to all senior unsecured indebtedness (ii) senior to all subordinated indebtedness (including the Senior Subordinated Notes), and (iii) junior to all secured indebtedness (including the Credit Facility), to the extent assets secure that indebtedness. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank junior in right of payment to our senior indebtedness, including indebtedness under the Credit Facility and the other Existing Notes. The Existing Notes are governed by two Indentures dated as of December 1, 2006, as supplemented and amended.

In the third quarter of 2009, Freescale repurchased $10 million of its Toggle Notes at a $4 million discount. In the first nine months of 2009, Freescale repurchased $29 million of its Fixed Rate Notes and $27 million of its Toggle Notes at a $25 million discount, net of $1 million in non-cash charges associated with the recognition of unamortized debt issuance costs associated with the early retirement of this debt. Freescale used funds from the short-term investment portfolio for the purchase and early retirement of these notes. The redemption price on the repurchases included accrued and unpaid interest up to, but not including, the redemption date.

In 2008, Freescale elected to use the payment-in-kind (“PIK”) feature of its outstanding Toggle Notes in lieu of making cash interest payments (“PIK Interest”) for the interest period ending on June 15, 2009. In connection with this election, on December 4, 2008, Freescale delivered notice to The Bank of New York Mellon (formerly The Bank of New York), in its capacity as trustee under the Indenture governing the Toggle Notes, that, with respect to the interest that would be due on such notes on the June 15, 2009 interest payment date, it would make such interest payment by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash. As a result, Freescale issued a total of approximately $27 million of incremental Toggle Notes on June 15, 2009. Freescale also elected to use the PIK feature of its outstanding Toggle Notes for the interest period ending on December 15, 2009. Accordingly, as of October 2, 2009, $16 million of accrued PIK Interest associated with the Toggle Notes was classified as long-term debt.

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

During the third quarter of 2009, Freescale entered into two interest rate cap contracts with a counterparty as a hedge of the variable cash flows of our variable interest rate debt. Under the terms of these contracts, Freescale has effectively hedged $400 million of its variable interest rate debt at a cap rate of 2.75%. The caps will become effective on December 1, 2009 and will mature on December 1, 2012. Accordingly, after December 1, 2009, Freescale will continue to pay interest at a LIBOR-based rate on $400 million of its variable interest rate debt, so long as the short term rate does not exceed 2.75%. If the LIBOR-based rate exceeds the cap rate in any given interest period, Freescale will subsequently receive a payment from its counterparty to ensure we pay no more than 2.75%, net on the related variable interest rate debt.

Covenant Compliance

The Credit Facility and Indentures have restrictive covenants that limit the ability of our subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and, merge or consolidate with other companies or transfer all or substantially all of our assets. Under the Credit Facility and Indentures, Freescale must comply with conditions precedent that must be satisfied prior to any borrowing, as well as ongoing compliance with specified affirmative and negative covenants. The Credit Facility and Indentures also provide for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross defaults or cross acceleration provisions. Freescale was in compliance with these covenants as of October 2, 2009.

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

Credit Ratings

As of October 2, 2009, our corporate credit ratings from Standard & Poor’s, Moody’s and Fitch were B-, Caa1 and CCC, respectively.

Other Indebtedness

During the third quarter of 2006, one of our foreign subsidiaries requested and received a draw from an existing Japanese yen-denominated revolving loan agreement to repay an intercompany loan. In the fourth quarter of 2008, the foreign subsidiary drew down an additional $37 million under this revolving loan in order to enhance its cash position and liquidity, increasing the total amount outstanding to $92 million at December 31, 2008. In the third quarter of 2009, we entered into an amended arrangement for this revolving loan balance, whereby we will make quarterly payments of approximately $15 million beginning in the third quarter of 2009 and concluding in the fourth quarter of 2010. The land and buildings located at our Sendai, Japan manufacturing facility are pledged as collateral on this revolving loan until the fourth quarter of 2010 when the loan is fully repaid. In addition, our land and buildings at our Sendai, Japan design center are pledged as collateral until the fourth quarter of 2009. As of October 2, 2009, $77 million was outstanding under this loan.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA (as defined in our debt agreements) for Holdings I:

(in millions)	Twelve Months Ended October 2, 2009
Net loss	$(3,167)
Interest expense, net	611
Income tax benefit	(256)
Depreciation and amortization (*)	1,331

EBITDA	(1,481)
Non-cash stock-based employee compensation (1)	46
Other non-cash charges (2)	3,684
Non-recurring/one-time items (3)	(2,066)
Cost savings (4)	200
Other defined terms (5)	62

Adjusted EBITDA	$445

(*)	Excludes amortization of debt issuance costs, which are included in interest expense, net.
(1)	Reflects non-cash, stock-based employee compensation expense under the provisions of Topic 718, “compensation - stock compensation.”
(2)	Reflects the non-cash charges related to purchase accounting adjustments for inventory, impairments of intangible assets and other non-cash items.
(3)	Reflects non-cash gain on debt extinguishment, one-time Merger expenses, and our reorganization of business program.
(4)	Reflects cost savings that we expect to achieve from certain initiatives where actions have begun or have already been completed.
(5)	Reflects other adjustments required in determining our debt covenant compliance.

Contractual Obligations and Credit Facilities

We own most of our major facilities, but we do lease certain office, factory and warehouse space and land, as well as data processing and other equipment under principally non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments under debt obligations and minimum lease payment obligations, net of minimum sublease income, as of October 2, 2009.

	Payments Due by Period
(in millions)	Q4 2009	2010	2011	2012	2013	2014	Thereafter	Total
Debt obligations (including short-term debt) (1)	$26	$106	$44	$688	$3,277	$3,046	$764	$7,951
Capital lease obligations (2)	4	10	5	1	1	—	—	21
Operating leases (3)	16	42	32	25	24	23	33	195
Software licenses	7	36	35	28	22	11	—	139
Service obligations	25	43	14	8	7	2	4	103
Foundry commitments (4)	50	—	—	—	—	—	—	50
Purchase commitments	11	—	—	—	—	—	—	11

Total cash contractual obligations (5)	$139	$237	$130	$750	$3,331	$3,082	$801	$8,470

(1)	Reflects the principal payments on the Credit Facility, the Notes and a Japanese yen-denominated revolving loan agreement of one of our foreign subsidiaries. These amounts exclude the discount on the Incremental Term Loans discussed in Note 4 to the accompanying Condensed Consolidated Financial Statements, as well as cash interest payments of approximately $148 million in the fourth quarter of 2009, $490 million in 2010, $539 million in 2011, $578 million in 2012, $558 million in 2013, $383 million in 2014 and $155 million thereafter.

(2)	Excludes interest of $1 million on capital lease obligations of $21 million at October 2, 2009.
(3)	Sublease income on operating leases is approximately $2 million in the fourth quarter of 2009, $7 million in 2010, $4 million in 2011, $3 million in 2012 and $1 million in 2013. Currently there is no sublease income scheduled beyond 2013.
(4)	Foundry commitments associated with our strategic manufacturing relationships are based on volume commitments for work in progress and forecasted demand based on 18-month rolling forecasts, which are adjusted monthly.
(5)	As of October 2, 2009, unrecognized tax benefits under FIN 48 were $189 million. We are not including any amount related to uncertain tax positions in our long-term contractual obligations table presented because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Future Financing Activities

As indicated in “Trends in Our Business,” we expect to experience continued pressure on our revenues in 2009 associated with the macroeconomic weakness. Our primary future cash needs on a recurring basis will be for working capital, ongoing capital expenditures and debt service obligations. In addition, we expect to spend approximately $100 million during the remainder of 2009 and the first half of 2010 and approximately $200 million in the first half of 2011 in connection with the Reorganization of Business Program. We believe that our cash and cash equivalents balance as of October 2, 2009 of approximately $1,334 million and cash flows from operations will be sufficient to fund our working capital needs, capital expenditures, restructuring plan and other business requirements for at least the next 12 months. We also supplemented our liquidity by drawing down $184 million under our Revolver on January 21, 2009. Our ability to borrow under this Revolver is limited to $17 million after taking into account $29 million in outstanding letters of credit.

If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash and cash equivalents. We incurred significant indebtedness and utilized significant amounts of cash and cash equivalents, short-term investments and marketable securities in order to complete the Merger. In the event additional funding is required, there can be no assurance that future funding will be available on terms favorable to us or at all.

As market conditions warrant, we and our major equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. In the first nine months of 2009, upon completion of the Debt Exchange, the face amount of our outstanding long-term debt obligations decreased by approximately $1,929 million. In connection with the Debt Exchange, our expected annual cash interest expense is anticipated to decrease by approximately $140 million. Freescale also repurchased $29 million of its Fixed Rate Notes and $27 million of its Toggle Notes. Freescale used funds from the short-term investment portfolio for the purchase.

As of October 2, 2009, our election to use the PIK feature of our outstanding Toggle Notes in lieu of making cash interest payments was effective for the interest period ending on December 15, 2009. We will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time. In connection with this election, we will make the interest payment due on the Toggle Notes on December 15, 2009 by paying in kind at the PIK interest rate of 9.875% instead of paying interest in cash.

As discussed in “Trends in Our Business,” the 2009 global economic outlook will continue to adversely impact our business and result in lower operating profitability, as compared to prior year periods. The maintenance of certain of our financial ratios is based on our level of profitability. The 2009 global economic environment has resulted in lower operating profitability, causing four of our financial ratios (the total leverage ratio, the senior secured first lien leverage ratio, the fixed charge coverage ratio and the consolidated secured debt ratio) to fall outside of the ranges set forth in the Credit Facility and Indentures, which will impose certain of the restrictions as discussed in “Financing Activities.”

Off-Balance Sheet Arrangements

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is likely to have a material effect on our results of operations, financial condition or liquidity.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our December 31, 2008 Annual Report on Form 10-K. Other than the expanded discussion on our long-lived asset valuation methodology and associated key assumptions presented below, no material changes to our significant accounting policies and critical estimates have occurred subsequent to December 31, 2008.

Valuation of Long-Lived Assets

We assess the impairment of investments and long-lived assets, including our identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2008, we concluded that indicators of impairment existed related to certain of our intangible assets. We determined that our enterprise net book value exceeded its fair value, and that the net book value related these intangible assets exceeded the future undiscounted cash flows attributable to such intangible assets. Accordingly and as further described below, we performed an analysis utilizing discounted future cash flows related to these intangible assets to determine the fair value of each of the respective assets as of December 31, 2008. As a result of this analysis, we recorded impairment charges of $724 million, $99 million and $810 million related to our customer relationships, trademark / tradename and developed technology / purchased license intangible assets, respectively, in 2008.

We determine the fair value of our intangible assets in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” Our impairment evaluation of identifiable intangible assets and PP&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Examples of discounted cash flow methodologies utilized are the excess earnings method for developed technology / purchased licenses and customer relationships and the royalty savings method for trademarks and tradenames.

When applying either the excess earnings method or the royalty savings method, the cash flows expected to be generated by the intangible asset are discounted to their present value equivalent using an appropriate weighted average cost of capital (“WACC”) for the respective asset being valued. The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in the Company’s expected capital structure. The WACC is adjusted to reflect the relative risk associated with the cash flows of the asset being valued.

The valuations of our customer relationships and developed technology / purchased licenses are based on the excess earnings method, which incorporates our long-term revenue projections as a key assumption. The long-term revenue projections utilized in the valuation of our customer relationships are adjusted using a retention curve derived based on historical experience and current expectations. The revenue attributable to developed technology / purchased licenses is determined by adjusting our long-term revenue projections for the percentage of our total revenue allocated to developed technology / purchased licenses in consideration of the estimated life of the underlying technologies. As technology in-process at the time the intangible asset was established and future technology begin to generate revenue, sales from developed technology / purchased licenses are projected to decline. The revenues described above are reduced by production and operating costs. The resulting cash flows are tax effected using an assumed market participant rate. We then adjust the cash flows for various contributory asset charges (working capital, fixed assets, technology royalty, trademark / tradename and assembled workforce). The resulting cash flows are discounted and result in the estimated fair value of the respective intangible asset. We also incorporate an estimate of the future tax savings from amortization in the estimated fair value of developed technology / purchased licenses.

We use the royalty savings method to value the trademark / tradename intangible asset. Our revenue projection over the expected remaining useful life of the trademarks / tradnames is a key assumption. We apply a royalty rate to the projected revenues. The royalty rate is based on product profitability, industry and markets served, trademark / tradename protection factors, and perceived licensing value. The resulting royalty savings are reduced by income taxes resulting from the annual royalty savings at a market participant corporate income tax rate to arrive at the after-tax royalty savings associated with owning the trademarks / tradnames. We also incorporate an estimate of the calculated future tax savings from the amortization of the trademarks / tradnames as an acquired intangible asset. Finally the present value of the estimated annual after-tax royalty savings for each year in the projection period and the present value of tax savings due to amortization are combined to estimate the fair value of the trademarks / tradnames.

The primary assumptions in each of these calculations are revenue and cost projections and the WACC utilized to discount the resulting cash flows. Our assumptions concerning revenues are impacted by global and local economic conditions in the various markets we serve. The primary drivers of the impairment recorded were the impact on future projected revenues of the termination of a supply agreement with Motorola, our intent to pursue strategic alternatives for our cellular handset product group and the weakening global market conditions. This global macroeconomic crisis resulted in weakening conditions in the automotive, industrial, consumer, networking and wireless semiconductor markets we serve with products such as communication processors, RF technology, multimedia processors, sensors and analog power management. Our cost projections include production, research and development and selling, general and administrative costs to generate the revenues associated with the asset being valued. These cost projections are based upon historical and projected levels of each cost category based on our overall projections for the Company.

Our projected revenues for 2009 at the time of the fair value estimate were anticipated to approximate two-thirds of our 2008 revenues. Also, in connection with the higher return of investment required by both debt and equity market participants on and around December 31, 2008, the WACC utilized was approximately 600 basis points higher than historical levels. Continued pressure on our forecasted product shipments in the future due to the current global macroeconomic environment, loss of one or more significant customers, loss of market share or lack of growth in the industries into which the Company’s products are sold or an inability to ensure our cost structure is aligned to associated decreases in revenues could result in further impairment charges.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. We adopted ASC Topic 105 in the third quarter of 2009. This pronouncement had no effect on our consolidated financial position, results of operations or cash flows, but impacted our financial reporting process by replacing all references to pre-Codification standards with references to the applicable Codification topic.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC Topic 855”) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted ASC Topic 815 in the second quarter of 2009. There was no subsequent material impact on our consolidated financial position, results of operations or cash flows. See Note 1 to the accompanying condensed consolidated financial statements for the related disclosure.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, “Derivatives and Hedging” which amends and expands disclosures about fair value measurements. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted ASC Topic 815 in the first quarter of 2009. There was no subsequent material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, “Consolidation” (“ASC Topic 810”). ASC Topic 810 requires an entity to clearly identify and present ownership interests in subsidiaries held by parties other than the entity in the consolidated financial statements within the equity section but separate from the entity’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted ASC Topic 810 in the first quarter of 2009. There was no subsequent material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC Topic 805”). Under ASC Topic 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of ASC Topic 805 has changed our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009. As referenced in Note 7 to the accompanying condensed consolidated financial statements, a portion of the income tax benefit recorded for discrete events occurring in the first quarter of 2009 included the release of income tax reserves related to foreign audit settlements, which was accounted for in accordance with ASC Topic 805.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

The fair value of our long-term debt approximates $6,215 million at October 2, 2009, which has been determined based upon quoted market prices; this compares to a carrying value of $7,478 million as of the same date. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange. The fair value of our interest rate swap agreements interest rate cap contracts was an obligation of $8 million at October 2, 2009. The fair value of our interest rate swaps was estimated based on the yield curve at October 2, 2009, and the fair value of our interest rate caps was estimated based on the yield curve and interest rate volatility at October 2, 2009. A 10% decrease in market rates would increase the fair value of our long-term debt by $27 million and increase the obligation under our interest rate swaps by $2 million.

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

At October 2, 2009, we had net outstanding foreign exchange contracts not designated as accounting hedges with notional amounts totaling $160 million. The fair value of these forward contracts was a net unrealized loss of less than $1 million at October 2, 2009. Forward contract gains (losses) of $2 million and $(12) million for the third quarter of 2009 and 2008, respectively, and $(2) million and $(8) million for the first nine months of 2009 and 2008, respectively, were recorded in other, net in the Condensed Consolidated Statements of Operations related to our realized and unrealized results associated with these foreign exchange contracts. Management believes that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of United States dollars, the notional amounts of the most significant net foreign exchange hedge positions for outstanding foreign exchange contracts not designated as accounting hedges:

Buy (Sell)	October 2, 2009
Euro	$64
Malaysian Ringgit	$43
Singapore Dollar	$12
Indian Rupee	$9
Israeli Shekel	$6
British Pound	$5

At October 2, 2009, we had net outstanding foreign exchange contracts designated as cash flow hedges with notional amounts totaling approximately $8 million, which are accounted for at fair value. The fair value of these contracts was a net unrealized loss of less than $1 million at October 2, 2009. Management believes that these financial instruments will not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the forecasted expenses being hedged. We have provided $3 million in collateral to one of our counterparties in connection with our foreign exchange hedging program as of October 2, 2009.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash and cash equivalents, notes and accounts payable and receivable. The fair value of the foreign exchange financial instruments would hypothetically decrease by $32 million as of October 2, 2009, if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. We do not expect that any of these conditions will be realized. We expect that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” discussion within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2008 Annual Report on Form 10-K. Other than the change to the fair value of our long-term debt, we experienced no significant changes in market risk during the nine months ended October 2, 2009. However, we cannot assure you that future changes in foreign currency rates or interest rates will not have a significant effect on our consolidated financial position, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1:	Legal Proceedings.

Intellectual property matters, legal proceedings and environmental matters were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Those matters have been updated below to the extent that there have been any changes through our filing date of October 23, 2009. We are a defendant in various lawsuits, including intellectual property suits, and are subject to various claims which arise in the normal course of business. We record an associated liability when a loss is probable and the amount is reasonably estimable.

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

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and certain of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004. Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs intervened in the case, and filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions. On February 15, 2008, Motorola and its codefendants filed motions for summary judgment on all claims asserted by the class. On October 23, 2008, the United States Court of Appeals for the Seventh Circuit heard Motorola’s interlocutory appeal of the District Court’s order certifying the class. On June 17, 2009, the district court granted defendants’ motions for summary judgment on all claims. This ruling rendered moot the interlocutory appeals current before the Seventh Circuit. The plaintiffs have appealed the June 17, 2009 ruling of the district court. As a result of the terms of its separation from Motorola, it is possible that Freescale could be held responsible to Motorola for a portion of any judgment or settlement in this matter. We continue to assess the merits of this action as well as the potential effect on our consolidated financial position, results of operations and cash flows.

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

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents we file with the Securities and Exchange Commission. Some of the risk factors were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. They have been updated to include information as of October 2, 2009. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

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

Stephen P. Kaufman has resigned as a member of the Board of Directors and the Compensation and Leadership Committee of Freescale Holdings G.P., Ltd., (“Holdings G.P.”) the sole general partner of Freescale Holdings L.P., the direct parent of Freescale Semiconductor Holdings I, Ltd. (“Holdings I”), which is the indirect parent of Freescale Semiconductor, Inc. Holdings G.P. intends to leave Mr. Kaufman’s seat vacant at this time.

On August 6, 2007, as part of Mr. Kaufman’s compensation package for serving as an independent member of the Board of Directors of Holdings G.P., Mr. Kaufman was granted an option to purchase up to 125,000 shares of Holdings I common stock at an exercise price of $7.00 per share under the Holdings I 2006 Management Incentive Plan (the “2006 Plan”). On April 6, 2009, Mr. Kaufman exchanged this option for a new option to purchase up to 125,000 shares of Holdings I common stock under the 2006 Plan (the “Kaufman Option”). The terms of the Kaufman Option provided for vesting to commence on April 6, 2009, in four equal annual installments, and an exercise price of $1.24 per share. Effective upon Mr. Kaufman’s resignation, the Holdings I Board of Directors accelerated the vesting of Mr. Kaufman’s option to be vested and exercisable for up to 31,250 shares of the Company’s common stock. The Holdings I Board of Directors also authorized an extension of the exercise period of the vested option until November 30, 2011 or the tenth business day after Holdings I communicates its annual valuation for 2011.

Item 6:	Exhibits.

Exhibit Number	Exhibit Title
10.1+	Form of Freescale Holdings GP, Ltd. and Freescale Semiconductor, Inc. Second Amendment to Employment Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2009.

31.1*	Certification of Richard Beyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Alan Campbell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard Beyer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Alan Campbell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  = filed herewith

+  = indicates a management contract or compensatory plan arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREESCALE SEMICONDUCTOR, INC.

Date: October 23, 2009	By:	/s/ ALAN CAMPBELL
Alan Campbell
Chief Financial Officer